Form 10-Q
period 1994-06-30
JONES GROWTH PARTNERS L P
filed 1994-08-12
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                         Commission File Number 0-17916

                          JONES GROWTH PARTNERS L.P.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter



Colorado                                                              84-1143409
- - --------------------------------------------------------------------------------
State of Organization                                        IRS employer I.D. #


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
    -----------------------------------------------------------------------
                     Address of principal executive office


                                 (303) 792-9191
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                 -----

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                June 30,                   December 31,
                                                                  1994                         1993
                                                              -------------                ------------
                     ASSETS
                     ------

CASH                                                          $     300,650                $  1,646,850

TRADE ACCOUNTS RECEIVABLE, NET                                       69,193                     231,353

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         41,635,275                  39,735,832
  Less- accumulated depreciation                                (18,031,617)                (15,662,764)
                                                              -------------                ------------
                                                                 23,603,658                  24,073,068

  Franchise costs, net of accumulated amortization
    of $31,824,601 and $28,474,550 at June 30, 1994
    and December 31, 1993, respectively                          28,032,347                  31,382,398
  Subscriber lists, net of accumulated amortization
    of $6,381,478 and $5,709,743 at June 30, 1994
    and December 31, 1993, respectively                           3,022,804                   3,694,539
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $943,950 and
    $844,586 at June 30, 1994 and December 31,
    1993, respectively                                            6,997,105                   7,096,469
                                                              -------------                ------------

         Total investment in cable
           television properties                                 61,655,914                  66,246,474

DEPOSITS, PREPAID EXPENSES AND OTHER                                855,401                     930,858
                                                              -------------                ------------

         Total assets                                         $  62,881,158                $ 69,055,535
                                                              =============                ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                   June 30,                December 31,
                                                                     1994                      1993
                                                                 ------------             -------------
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------

LIABILITIES:
  Credit facility and other debt                                 $ 34,540,265             $ 35,944,662
  Trade accounts payable and accrued liabilities                    1,309,920                1,199,729
  Accrued interest                                                    241,945                  196,876
  Subscriber prepayments                                               59,280                   53,858
                                                                 ------------            -------------

         Total liabilities                                         36,151,410               37,395,125
                                                                 ------------            -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                 1,000                    1,000
    Accumulated deficit                                              (479,099)                (429,792)
                                                                 ------------             ------------

                                                                     (478,099)                (428,792)
                                                                 ------------             ------------

  Limited Partners-
    Contributed capital, net of related
      commissions and syndication costs (85,740
      units outstanding at June 30, 1994 and
      December 31, 1993)                                           73,790,065               73,790,065
    Accumulated deficit                                           (46,582,218)             (41,700,863)
                                                                 ------------             ------------

                                                                   27,207,847               32,089,202
                                                                 ------------             ------------

         Total partners' capital (deficit)                         26,729,748               31,660,410
                                                                 ------------             ------------

         Total liabilities and
           partners' capital (deficit)                           $ 62,881,158             $ 69,055,535
                                                                 ============             ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                            For the Three Months Ended                  For the Six Months Ended
                                                                      June 30,                                  June 30,
                                                         ---------------------------------          -------------------------------

                                                            1994                   1993                1994                 1993
                                                         -----------           -----------          -----------         -----------
REVENUES                                                 $ 4,897,932           $ 4,997,165          $ 9,667,422         $ 9,797,627

COSTS AND EXPENSES:
  Operating, general and administrative                    3,055,074             2,717,222            5,758,153           5,506,099
  Management and supervisory fees to the
  General Partners and allocated administrative
    costs from Jones Spacelink, Ltd.                         611,272               671,800            1,305,716           1,303,937
  Depreciation and amortization                            3,245,000             3,217,855            6,490,001           6,431,472
                                                         -----------           -----------          -----------         -----------

OPERATING LOSS                                            (2,013,414)           (1,609,712)          (3,886,448)         (3,443,881)

OTHER INCOME (EXPENSE):
  Interest expense                                          (501,636)             (439,026)            (947,513)           (903,761)
  Interest income                                             12,046                 2,961               21,214               7,505
  Other, net                                                (107,241)              (43,609)            (117,915)            (84,172)
                                                         -----------           -----------          -----------         -----------

NET LOSS                                                 $(2,610,245)          $(2,089,386)         $(4,930,662)        $(4,424,309)
                                                         ===========           ===========          ===========         ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                               $   (26,103)          $   (20,894)         $   (49,307)        $   (44,243)
                                                         ===========           ===========          ===========         ===========

  Limited Partners                                       $(2,584,142)          $(2,068,492)         $(4,881,355)        $(4,380,066)
                                                         ===========           ===========          ===========         ===========


NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                                   $    (30.13)          $    (24,13)         $    (56.93)        $    (51.09)
                                                         ===========           ===========          ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                 85,740                85,740               85,740              85,740
                                                         ===========           ===========          ===========         ===========


           The accompanying notes to unaudited financial statements are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                    For the Three Months Ended
                                                                                             June 30,
                                                                              -------------------------------------

                                                                                  1994                     1993
                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(4,930,662)              $(4,424,309)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                             6,490,001                 6,431,472
      Amortization of interest rate
        protection contract                                                        32,334                    32,334
      Decrease (increase) in trade accounts receivable                            252,615                   (48,936)
      Decrease in deposits, prepaid expenses and other                             43,123                  (169,679)
      Increase (decrease) in accrued liabilities,
        accrued interest and subscriber prepayments                               160,684                  (160,811)
      Decrease in accounts payable to Jones Spacelink, Ltd.                          -                     (166,931)
                                                                              -----------               -----------

         Net cash provided by operating activities                              2,048,095                 1,493,140
                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                              (1,899,443)               (1,136,858)
                                                                              -----------               -----------

         Net cash used in investing activities                                 (1,899,443)               (1,136,858)
                                                                              -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         91,922                 1,115,338
  Repayment of borrowings                                                      (1,496,319)                 (253,715)
                                                                              -----------               -----------

Net cash used in financing activities                                          (1,404,397)                  861,623
                                                                              -----------               -----------

INCREASE (DECREASE) IN CASH                                                    (1,255,745)                1,217,905

CASH, AT BEGINNING OF PERIOD                                                    1,646,850                   502,716
                                                                              -----------               -----------

CASH, AT END OF PERIOD                                                        $   391,105               $ 1,720,621
                                                                              ===========               ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $   870,110               $   898,990
                                                                              ===========               ===========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at June 30, 1994 and December 31, 1993, and its results of operations and cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1994 and 1993 were $244,897 and $483,371, respectively, as compared to $249,858 and $489,881, respectively, for the three and six month periods ended June 30, 1993. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and six month periods ended June 30, 1994 were $48,979 and $96,674, respectively, as compared to $49,972 and $97,976, respectively, for the three and six month periods ended June 30, 1993.

         The Partnership reimburses Spacelink and certain of its subsidiaries for certain allocated general and administrative costs. Allocations of personnel costs are based primarily on actual time spent by employees of Spacelink and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Spacelink and certain of its subsidiaries, and/or the costs of assets managed for the Partnership. All cable television systems owned or managed by Spacelink and certain of its subsidiaries are allocated a proportionate share of these expenses. Included in the costs allocated from Spacelink and certain of its subsidiaries are expenses allocated to Spacelink and certain of its subsidiaries from affiliated entities for information processing and administrative services. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to Spacelink for allocated general and administrative costs for the three and six month periods ended June 30, 1994 and 1993 were $317,396 and $725,671, respectively, as compared to $371,970 and $716,080, respectively, for the three and six month periods ended June 30, 1993.

(3) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

        For the six months ended June 30, 1994, the Partnership generated operating income before depreciation and amortization of $2,603,553 and incurred interest expense totalling $947,513, leaving $1,656,040 to fund capital expenditures and non-operating costs. During the first six months of 1994, the Partnership spent approximately $1,899,000 for capital expenditures for its cable television systems serving the communities in and around Wheaton, Illinois (the "Wheaton System"). Approximately 16 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 43 percent was for the replacement and repair of converters and the remainder of these expenditures was for various enhancements. Capital expenditures for the remainder of 1994 are expected to be approximately $1,106,000 which is expected to be financed principally from available cash balances and cash flow from operations. However, if such cash flow is not sufficient to fund this level of capital expenditures, certain capital expenditures will be delayed. For the remainder of 1994, approximately 82 percent of capital expenditures will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

         Subject to recent regulation and legislation as described below, the Managing General Partner presently believes cash flow from operations and cash balances on hand will be sufficient to fund capital expenditures, debt principal and interest payments and other liquidity needs of the Partnership over the near-term. In the fourth quarter of 1994, it most likely will be necessary for the Partnership to attempt to revise the loan amortization schedule of its credit agreement to enable the Partnership to meet its liquidity needs.

         As of June 30, 1994, $34,310,000 was outstanding under the Partnership's credit facility. The revolving aspect of the credit facility expired on June 30, 1993, at which time the outstanding principal converted to a term loan payable in quarterly installments and it matures on June 30, 1998. Principal payments totalling $1,460,000 were made in the first half of 1994 on the term loan. Principal payments totalling $1,460,000 will be due during the remainder of 1994 on the term loan. On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed seven percent for three years from the date of the agreement. At June 30, 1994, the Partnership was paying an average rate of 4.6 percent on the total outstanding borrowings under its credit facility.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which the Partnership complied, became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) targeted non-subscriber acquisition marketing. To the extent such decreases in revenue are not mitigated, the value of the Partnership's system, which is calculated based on cash flow, could be adversely effected.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no change in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

        The Partnership has elected to file cost-of-service showings in the Wheaton System. The Managing General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Partnership, no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the Managing General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative impact on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative impact on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court and a decision is expected in the next several months. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record.
The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         These new factors, as well as other economic and industry considerations, will affect the Managing General Partner's and Associate General Partner's determination of the appropriate time for the sale of the Partnership's assets, consistent with the Partnership's investment objectives. In October 1993, the Managing General Partner had the Wheaton System appraised by an independent appraiser, which estimated the fair market value to be approximately $83,973,000. The Partnership believes that fair market value of the Wheaton System may decline in the near term and has no intention to sell the Wheaton System in the near term. However, the Partnership believes that market conditions and the Wheaton System's operating cash flow will improve over the long term and the fair market value of the Wheaton System ultimately will appreciate in value, however there is no assurance of such anticipated appreciation.

                             Results of Operations

         Revenues of the Partnership for the three months ended June 30, 1994 totalled $4,897,932, compared to $4,997,165, for the comparable 1993 period, a decrease of $99,233, or approximately two percent. For the six months ended June 30, 1994, revenues totalled $9,667,422 compared to $9,797,627 for the same period one year ago, a decrease of $130,205, or approximately one percent. The decrease in revenues for the six month period ended June 30 1994, was due to a decrease in basic service revenues, which was partially offset by increases in advertising revenues, installation fees and pay-per-view revenues. The decrease in basic service revenues can be attributed primarily to a decrease in the basic service rate due to the new FCC rate regulations, which took effect September 1, 1993. The decrease in basic service revenues was partially offset by an increase in the number of basic subscribers. No other single factor significantly affected the decrease in total revenues. This decrease is due to the decrease in revenues, upon which such fees and allocations are based, and a decrease in expenses allocated from Spacelink.

         Operating, general and administrative expenses increased $337,852, or approximately 12 percent, from $2,717,222 for the three months ended June 30, 1993 to $3,055,074 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 59 percent and 54 percent, respectively, of revenues for the three months ended June 30, 1994 and 1993. The three month increase in operating, general and administrative expenses was primarily the result of increases in personnel related costs and marketing related costs and was partially offset by decreases in copyright fees and plant related costs. Operating, general and administrative expenses increased $252,054, or approximately five percent, from $5,506,099 for the six months ended June 30, 1993 to $5,758,153 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 53 percent and 61 percent, respectively, of revenues for the six months ended June 30, 1994 and 1993. The total increase in operating, general and administrative expenses for the six month periods was the result of increases in advertising related costs and programming related costs which increases were partially offset by decreases in copyright fees, marketing expense and plant expense. No other individual factor significantly affected the increases in operating, general and administrative expenses for the periods discussed.

         Management and supervisory fees from the Managing and Associate General Partners and allocated administrative costs from Spacelink decreased $60,528, or approximately 9 percent, from $671,800 for the three month period ended June 30, 1993 to $611,272 for the three month period ended June 30, 1994. This decrease is due to the decrease in revenues, upon which such fees and allocations are based, and a decrease in expenses allocated from Spacelink due to an adjustment in the allocation method. Management and supervisory fees from the Managing and Associate General Partners and allocated administrative costs from Spacelink increased $1,779 from $1,303,937 for the six month period ended June 30, 1993 to $1,305,716 for the six month period ended June 30, 1994.

        Operating income before depreciation and amortization expense decreased $376,557, or approximately 23 percent, from $1,608,143 for the three month period ended June 30, 1993 to $1,231,586 for the comparable period in 1994. Operating income before depreciation and amortization expense decreased $384,038, or approximately 13 percent, from $2,987,591 for the six months ended June 30, 1993 to $2,603,553 for the comparable period in 1994. These decreases in operating income before depreciation and amortization expense are primarily a result of the decreases in revenues and increases in operating, general and administrative expenses. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $62,610, or approximately 14 percent, from $439,026 for the three months ended June 30, 1993 to $501,636 for the similar period in 1994. Interest expense increased $43,752, or approximately 5 percent, from $903,761 for the six months ended June 30, 1993 to $947,513 for the six months ended June 30, 1994. These increases in interest expense are primarily due to higher average interest rates charged on interest bearing obligations during the three and six month periods of 1994 as compared to the similar period one year ago.

         Net loss increased $520,859, or approximately 25 percent, from $2,089,386 for the three month period ended June 30, 1993 to $2,610,245 for the comparable period in 1994. Net loss increased $506,353, or approximately 11 percent from $4,424,309 for the six month period ended June 30, 1993 to $4,930,662 for the comparable period in 1994. These losses are the result of the factors discussed above and are expected to continue.

                          PART II - OTHER INFORMATION

NONE

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JONES GROWTH PARTNERS L.P.
                                        BY:   JONES SPACELINK CABLE
                                              CORPORATION, its Managing
                                              General Partner



                                        By:   /s/ JAY B. LEWIS
                                              Jay B. Lewis
                                              Controller (Principal Financial
                                              and Accounting Officer)


Dated:August 12, 1994