Form 10-Q/A
period 1994-06-30
JONES GROWTH PARTNERS L P
filed 1994-08-26
CIK 843010

                               FORM 10-Q/A No. 1

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

                         Commission File Number 0-17916

                           JONES GROWTH PARTNERS L.P.
                ------------------------------------------------
                Exact name of registrant as specified in charter



      Colorado                                                    84-1143409
- - ----------------------------------------------------------------------------
State of Organization                                    IRS employer I.D. #


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

Yes   X
     ---
                                                                     No _______

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                 June 30,                  December 31,
                     ASSETS                                        1994                        1993
                     ------                                    ------------                ------------
CASH                                                           $    300,650                $  1,646,850

TRADE ACCOUNTS RECEIVABLE, NET                                       69,193                     231,353

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         41,717,275                  39,735,832
  Less- accumulated depreciation                                (18,031,617)                (15,662,764)
                                                                -----------                 -----------
                                                                 23,685,658                  24,073,068

  Franchise costs, net of accumulated amortization
    of $31,824,601 and $28,474,550 at June 30, 1994
    and December 31, 1993, respectively                          28,032,347                  31,382,398
  Subscriber lists, net of accumulated amortization
    of $6,381,478 and $5,709,743 at June 30, 1994
    and December 31, 1993, respectively                           3,022,804                   3,694,539
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $943,950 and
    $844,586 at June 30, 1994 and December 31,
    1993, respectively                                            6,997,105                   7,096,469
                                                                -----------                 -----------

         Total investment in cable
           television properties                                 61,737,914                  66,246,474

DEPOSITS, PREPAID EXPENSES AND OTHER                                855,401                     930,858
                                                                -----------                 -----------

         Total assets                                          $ 62,963,158                $ 69,055,535
                                                                ===========                 ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                   June 30,               December 31,
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1994                     1993
    -------------------------------------------                  ------------             ------------
LIABILITIES:
  Credit facility and other debt                                 $ 34,540,265             $ 35,944,662
  Trade accounts payable and accrued liabilities                    1,309,920                1,199,729
  Accrued interest                                                    241,945                  196,876
  Subscriber prepayments                                               59,280                   53,858
                                                                  -----------              -----------

         Total liabilities                                         36,151,410               37,395,125
                                                                  -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                 1,000                    1,000
    Accumulated deficit                                              (478,279)                (429,792)
                                                                  -----------              -----------

                                                                     (477,279)                (428,792)
                                                                  -----------              -----------

  Limited Partners-
    Contributed capital, net of related
      commissions and syndication costs (85,740
      units outstanding at June 30, 1994 and
      December 31, 1993)                                           73,790,065               73,790,065
    Accumulated deficit                                           (46,501,038)             (41,700,863)
                                                                  -----------              -----------

                                                                   27,289,027               32,089,202
                                                                  -----------              -----------

         Total partners' capital (deficit)                         26,811,748               31,660,410
                                                                  -----------               -----------

         Total liabilities and
           partners' capital (deficit)                           $ 62,963,158             $ 69,055,535
                                                                  ===========              ===========


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended           For the Six Months Ended
                                                              June 30,                             June 30,
                                                    ----------------------------        -----------------------------
                                                       1994              1993               1994              1993
                                                   -----------       -----------        -----------       -----------
REVENUES                                           $ 4,897,932       $ 4,997,165        $ 9,667,422       $ 9,797,627

COSTS AND EXPENSES:
  Operating, general and administrative              2,973,074         2,717,222          5,676,153         5,506,099
  Management and supervisory fees to the
  General Partners and allocated administrative
    costs from Jones Spacelink, Ltd.                   611,272           671,800          1,305,716         1,303,937
  Depreciation and amortization                      3,245,000         3,217,855          6,490,001         6,431,472
                                                    ----------        ----------         ----------        ----------

OPERATING LOSS                                      (1,931,414)       (1,609,712)        (3,804,448)       (3,443,881)

OTHER INCOME (EXPENSE):
  Interest expense                                    (501,636)         (439,026)          (947,513)         (903,761)
  Interest income                                       12,046             2,961             21,214             7,505
  Other, net                                          (107,241)          (43,609)          (117,915)          (84,172)
                                                    ----------        ----------        -----------        ----------

NET LOSS                                           $(2,528,245)      $(2,089,386)       $(4,848,662)      $(4,424,309)
                                                    ==========        ==========         ==========        ==========

ALLOCATION OF NET LOSS:
  Managing General Partner                         $   (25,282)      $   (20,894)      $    (48,487)      $   (44,243)
                                                    ==========        ==========        ===========        ==========

  Limited Partners                                 $(2,502,963)      $(2,068,492)       $(4,800,175)      $(4,380,066)
                                                    ==========        ==========         ==========        ==========


NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                             $    (29.19)      $    (24,13)      $     (55.98)      $    (51.09)
                                                    ==========        ==========        ===========        ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                           85,740            85,740             85,740            85,740
                                                    ==========        ==========         ==========        ==========


           The accompanying notes to unaudited financial statements are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months Ended June 30,
                                                                              -------------------------------------
                                                                                  1994                      1993
                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(4,848,662)              $(4,424,309)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                             6,490,001                 6,431,472
      Amortization of interest rate
        protection contract                                                        32,334                    32,334
      Decrease (increase) in trade accounts receivable                            252,615                   (48,936)
      Decrease in deposits, prepaid expenses and other                             43,123                  (169,679)
      Increase (decrease) in accrued liabilities,
        accrued interest and subscriber prepayments                               160,684                  (160,811)
      Decrease in accounts payable to Jones Spacelink, Ltd.                        -                       (166,931)
                                                                              -----------                ----------

         Net cash provided by operating activities                              2,130,095                 1,493,140
                                                                              -----------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                              (1,981,443)               (1,136,858)
                                                                              -----------                ----------

         Net cash used in investing activities                                 (1,981,443)               (1,136,858)
                                                                              -----------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         91,922                 1,115,338
  Repayment of borrowings                                                      (1,496,319)                 (253,715)
                                                                              -----------                ----------

Net cash provided by (used in) financing activities                            (1,404,397)                  861,623
                                                                              -----------                ----------

INCREASE (DECREASE) IN CASH                                                    (1,255,745)                1,217,905

CASH, AT BEGINNING OF PERIOD                                                    1,646,850                   502,716
                                                                              -----------                ----------

CASH, AT END OF PERIOD                                                       $    391,105               $ 1,720,621
                                                                              ===========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                              $    870,110               $   898,990
                                                                              ===========                ==========


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

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the six months ended June 30, 1994, the Partnership generated operating income before depreciation and amortization of $2,603,553 and incurred interest expense totalling $947,513, leaving $1,656,040 to fund capital expenditures and non-operating costs. During the first six months of 1994, the Partnership spent approximately $1,981,000 for capital expenditures for its cable television systems serving the communities in and around Wheaton, Illinois (the "Wheaton System"). Approximately 16 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 43 percent was for the replacement and repair of converters and the remainder of these expenditures was for various enhancements. Capital expenditures for the remainder of 1994 are expected to be approximately $1,106,000 which is expected to be financed principally from available cash balances and cash flow from operations. However, if such cash flow is not sufficient to fund this level of capital expenditures, certain capital expenditures will be delayed. For the remainder of 1994, approximately 82 percent of capital expenditures will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

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

         Operating, general and administrative expenses increased $255,852, or approximately 9 percent, from $2,717,222 for the three months ended June 30, 1993 to $2,973,074 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 61 percent and 54 percent, respectively, of revenues for the three months ended June 30, 1994 and 1993. The three month increase in operating, general and administrative expenses was primarily the result of increases in personnel related costs and marketing related costs and was partially offset by decreases in copyright fees and plant related costs. Operating, general and administrative expenses increased $170,054, or approximately 3 percent, from $5,506,099 for the six months ended June 30, 1993 to $5,676,153 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 59 percent and 56 percent, respectively, of revenues for the six months ended June 30, 1994 and 1993. The total increase in operating, general and administrative expenses for the six month periods was the result of increases in advertising related costs and programming related costs which increases were partially offset by decreases in copyright fees, marketing expense and plant expense. No other individual factor significantly affected the increases in operating, general and administrative expenses for the periods discussed.

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

         Operating income before depreciation and amortization expense decreased $294,557, or approximately 18 percent, from $1,608,143 for the three month period ended June 30, 1993 to $1,313,586 for the comparable period in 1994. Operating income before depreciation and amortization expense decreased $302,038, or approximately 10 percent, from $2,987,591 for the six months ended June 30, 1993 to $2,685,553 for the comparable period in 1994. These decreases in operating income before depreciation and amortization expense are primarily a result of the decreases in revenues and increases in operating, general and administrative expenses. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases (due to, among other things, programming fees, reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

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

         Net loss increased $438,859, or approximately 21 percent, from $2,089,386 for the three month period ended June 30, 1993 to $2,528,245 for the comparable period in 1994. Net loss increased $424,353, or approximately 10 percent from $4,424,309 for the six month period ended June 30, 1993 to $4,848,662 for the comparable period in 1994. These losses are the result of the factors discussed above and are expected to continue.

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


                                        JONES GROWTH PARTNERS L.P.
                                        BY:  JONES SPACELINK CABLE
                                             CORPORATION, its Managing
                                             General Partner



                                        By:  /S/Jay B. Lewis
                                             Jay B. Lewis
                                             Controller
                                             (Principal Financial
                                             and Accounting Officer)


Dated: August 26, 1994