Form 10-Q
period 1994-09-30
JONES GROWTH PARTNERS L P
filed 1994-11-14
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   September 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

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

Yes   X                                                               No
     ---                                                                 ---

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                September 30,               December 31,
                                                                     1994                       1993
                                                                -------------               ------------
                     ASSETS
                     ------
CASH                                                            $     821,387               $  1,646,850

TRADE ACCOUNTS RECEIVABLE, less allowance
  for doubtful receivables of $18,401 and $18,656 at
  September 30, 1994 and December 31, 1993,
  respectively                                                         44,307                    231,353

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           42,535,463                 39,735,832
  Less- accumulated depreciation                                  (19,216,043)               (15,662,764)
                                                                -------------               ------------
                                                                   23,319,420                 24,073,068

  Franchise costs, net of accumulated amortization
    of $33,499,626 and $28,474,550 at September 30, 1994
    and December 31, 1993, respectively                            26,357,322                 31,382,398
  Subscriber lists, net of accumulated amortization
    of $6,717,345 and $5,709,743 at September 30, 1994
    and December 31, 1993, respectively                             2,686,937                  3,694,539
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $993,632 and
    $844,586 at September 30, 1994 and December 31,
    1993, respectively                                              6,947,423                  7,096,469

         Total investment in cable
           television properties                                   59,311,102                 66,246,474

DEPOSITS, PREPAID EXPENSES AND OTHER                                  781,187                    930,858
                                                                -------------               ------------

         Total assets                                           $  60,957,983               $ 69,055,535
                                                                =============               ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                  September 30,           December 31,
                                                                      1994                    1993
                                                                  ------------            ------------
   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------
LIABILITIES:
  Credit facility and other debt                                  $ 34,918,097            $ 35,944,662
  Trade accounts payable and accrued liabilities                     1,369,713               1,199,729
  Accrued interest                                                     244,506                 196,876
  Subscriber prepayments                                               115,382                  53,858
                                                                  ------------            ------------

         Total liabilities                                          36,647,698              37,395,125
                                                                  ------------            ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                  1,000                   1,000
    Accumulated deficit                                               (503,293)               (429,792)
                                                                  ------------            ------------

                                                                      (502,293)               (428,792)
                                                                  ------------            ------------

  Limited Partners-
    Contributed capital, net of related
      commissions and syndication costs (85,740
      units outstanding at September 30, 1994 and
      December 31, 1993)                                            73,790,065              73,790,065
    Accumulated deficit                                            (48,977,487)            (41,700,863)
                                                                  ------------            ------------

                                                                    24,812,578              32,089,202
                                                                  ------------            ------------

         Total partners' capital (deficit)                          24,310,285              31,660,410
                                                                  ------------            ------------

         Total liabilities and
           partners' capital (deficit)                            $ 60,957,983            $ 69,055,535
                                                                  ============            ============


            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended                For the Nine Months Ended
                                                               September 30,                             September 30,
                                                      --------------------------------          ------------------------------

                                                         1994                 1993                 1994                1993
                                                      -----------          -----------          -----------        -----------

REVENUES                                              $ 4,913,878          $ 4,861,148          $14,581,300        $14,658,775

COSTS AND EXPENSES:
  Operating, general and administrative                 2,812,320            2,678,002            8,570,473          8,184,101
  Management and supervisory fees to the
    General Partner and allocated administrative
    costs from Jones Spacelink, Ltd.                      628,207              690,333            1,933,923          2,075,175
  Depreciation and amortization                         3,245,001            3,228,577            9,735,002          9,660,049
                                                      -----------          -----------          -----------        -----------

OPERATING LOSS                                         (1,771,650)          (1,735,764)          (5,658,098)        (5,260,550)

OTHER INCOME (EXPENSE):
  Interest expense                                       (563,394)            (452,351)          (1,510,907)        (1,356,112)
  Interest income                                           5,754               10,576               26,968             18,081
  Other, net                                              (90,173)            (100,002)            (208,088)          (103,269)
                                                      -----------          -----------          -----------        -----------

NET LOSS                                              $(2,419,463)         $(2,277,541)         $(7,350,125)       $(6,701,850)
                                                      ===========          ===========          ===========        ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                            $   (24,194)         $   (22,775)         $   (73,501)       $   (67,019)
                                                      ===========          ===========          ===========        ===========

  Limited Partners                                    $(2,395,269)         $(2,254,766)         $(7,276,624)       $(6,634,831)
                                                      ===========          ===========          ===========        ===========


NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                                $    (27.93)         $    (26.30)         $    (84.86)       $    (77.38)
                                                      ===========          ===========          ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                              85,740               85,740               85,740             85,740
                                                      ===========          ===========          ===========        ===========


           The accompanying notes to unaudited financial statements are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                   For the Nine Months Ended
                                                                                          September 30,
                                                                              -------------------------------------

                                                                                 1994                      1993
                                                                              -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(7,350,125)              $(6,701,850)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                             9,735,002                 9,660,049
      Amortization of interest rate
        protection contract                                                        48,501                    48,501
      Decrease (increase) in trade accounts receivable                            187,046                  (264,345)
      Decrease (increase) in deposits, prepaid expenses and other                 101,171                   (42,939)
      Increase (decrease) in accrued liabilities,
        accrued interest and subscriber prepayments                               279,138                  (109,167)
      Decrease in accounts payable to Jones Spacelink, Ltd.                        -                       (166,931)
                                                                              -----------               -----------

         Net cash provided by operating activities                              3,000,733                 2,423,318
                                                                              -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                              (2,799,631)               (1,982,070)
                                                                              -----------               -----------

         Net cash used in investing activities                                 (2,799,631)               (1,982,070)
                                                                              -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                      1,223,957                 1,142,586
  Repayment of borrowings                                                      (2,250,522)                 (643,853)
                                                                              -----------               -----------

         Net cash provided by (used in) financing activities                   (1,026,565)                  498,733
                                                                              -----------               -----------

INCREASE (DECREASE) IN CASH                                                      (825,463)                  939,981

CASH, AT BEGINNING OF PERIOD                                                    1,646,850                   502,716
                                                                              -----------               -----------

CASH, AT END OF PERIOD                                                        $   821,387               $ 1,442,697
                                                                              ===========               ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 1,414,775               $ 1,332,021
                                                                              ===========               ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1994 and December 31, 1993, and its results of operations and cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1994 and 1993 were $245,694 and $729,065, respectively, as compared to $243,057 and $732,939, respectively, for the three and nine month periods ended September 30, 1993. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and nine month periods ended September 30, 1994 were $49,139 and $145,813, respectively, as compared to $48,611 and $146,588, respectively, for the three and nine month periods ended September 30, 1993.

         The Partnership reimburses Spacelink and certain of its subsidiaries for certain allocated general and administrative costs. Allocations of personnel costs are based primarily on actual time spent by employees of Spacelink and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Spacelink and certain of its subsidiaries, and/or the costs of assets managed for the Partnership. All cable television systems owned or managed by Spacelink and certain of its subsidiaries are allocated a proportionate share of these expenses. Included in the costs allocated from Spacelink and certain of its subsidiaries are expenses allocated to Spacelink and certain of its subsidiaries from affiliated entities for information processing and administrative services. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to Spacelink for allocated general and administrative costs for the three and nine month periods ended September 30, 1994 and 1993 were $333,373 and $1,059,044, respectively, as compared to $361,759 and $1,077,837, respectively, for the three and nine month periods ended September 30, 1993.

(3) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the nine months ended September 30, 1994, the Partnership generated operating income before depreciation and amortization of $4,076,904 and incurred interest expense totalling $1,510,907, leaving $2,565,997 to fund capital expenditures and non-operating costs. During the first nine months of 1994, the Partnership spent approximately $2,800,000 for capital expenditures for its cable television systems serving the Wheaton System. Approximately 45 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 11 percent was for the replacement and repair of converters and the remainder of these expenditures was for various enhancements. Capital expenditures for the remainder of 1994 are expected to be approximately $300,000 which is expected to be financed principally from available cash balances and cash flow from operations. For the remainder of 1994, approximately 86 percent of capital expenditures will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

         Subject to Regulation and Legislation as described below, and the Partnership's ability to renegotiate its credit facility, of which there can be no assurance, the Managing General Partner presently believes cash flow from operations and cash balances on hand will be sufficient to fund capital expenditures and to meet other liquidity needs of the Partnership over the near-term. As discussed below, it will be necessary for the Partnership to renegotiate its credit agreement to enable the Partnership to meet its liquidity needs.

         As of September 30, 1994, $33,580,000 was outstanding under the Partnership's credit facility. The revolving aspect of the credit facility expired on June 30, 1993, at which time the outstanding principal converted to a term loan payable in quarterly installments which matures on June 30, 1998. Principal payments totalling $2,190,000 were made during the first nine months of 1994 on the term loan. Principal payments totalling $730,000 will be due during the remainder of 1994 on the term loan. On September 30, 1994, the General Partner negotiated an additional $1,000,000 borrowing from the Partnership's existing lenders in the form of unsecured demand notes. Proceeds from the notes were used to pay the September 30, 1994 principal payment and for general working capital purposes. The notes bear interest at a rate equal to the base rate plus one percent, with the base rate defined as the greater of the prime rate or the federal funds rate plus 1/2 of one percent. The notes are due on December 31, 1994. The General Partner is currently renegotiating on the Partnership's behalf with the existing lenders to establish a new revolving credit period, to increase the commitment and to reschedule amortization payments. These negotiations are expected to be completed in the fourth quarter. On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed seven percent for three years from the date of the agreement. At September 30, 1994, the Partnership was paying an average rate of 6.3 percent on the total outstanding borrowings under its credit facility.

Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned and managed by the Partnership, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The General Partner undertook actions to mitigate a portion of these reductions through (a) new service offerings in some systems,
(b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

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

         After analyzing the effect of the two methods of rate regulation, the Managing General Partner concluded that the Partnership should elect to file cost-of-service showings in the Wheaton System. The Managing General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             Results of Operations

         Revenues of the Partnership for the three months ended September 30, 1994 totalled $4,913,878, compared to $4,861,148 for the comparable 1993 period, an increase of $52,730, or approximately one percent. The increase in revenues for the three month period ended September 30, 1994 was due primarily to increases in installation fees and equipment rental. For the nine months ended September 30, 1994, revenues totalled $14,581,300 compared to $14,658,775 for the same period one year ago, a decrease of $77,475, or approximately one percent. The decrease in revenues for the nine month period ended September 30 1994, was due to a decrease in basic service revenues, which was partially offset by increases in advertising revenues, installation fees and pay-per-view revenues. The decrease in basic service revenues can be attributed primarily to a decrease in the basic service rate due to the new FCC rate regulations, which took effect September 1, 1993. The decrease in basic service revenues was partially offset by an increase in the number of basic subscribers. No other single factor significantly affected the decrease in total revenues.

         Operating, general and administrative expenses increased $134,318, or approximately 5 percent, from $2,678,002 for the three months ended September 30, 1993 to $2,812,320 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 57 percent and 55 percent, respectively, of revenues for the three months ended September 30, 1994 and 1993. The three month increase in operating, general and administrative expenses was primarily the result of increases in personnel related costs and programming related costs and was partially offset by decreases in copyright fees and marketing related costs. Operating, general and administrative expenses increased $386,372, or approximately 5 percent, from $8,184,101 for the nine months ended September 30, 1993 to $8,570,473 for the comparable period in 1994. Operating, general and administrative expenses represented approximately 58 percent and 56 percent, respectively, of revenues for the nine months ended September 30, 1994 and 1993. The total increase in operating, general and administrative expenses for the nine month periods was the result of increases in advertising related costs and programming related costs which increases were partially offset by decreases in copyright fees, marketing expense and plant expense. No other individual factor significantly affected the increases in operating, general and administrative expenses for the periods discussed.

         Management and supervisory fees from the Managing and Associate General Partners and allocated administrative costs from Spacelink decreased $62,126, or approximately 9 percent, from $690,333 for the three month period ended September 30, 1993 to $628,207 for the three month period ended September 30, 1994. This decrease is due to a decrease in expenses allocated from Spacelink. Management and supervisory fees from the Managing and Associate General Partners and allocated administrative costs from Spacelink decreased $141,252 from $2,075,175 for the nine month period ended September 30, 1993 to $1,933,923 for the nine month period ended September 30, 1994. This decrease is primarily attributable to the decrease in revenues, upon which such fees and allocations are based.

         Operating income before depreciation and amortization expense decreased $19,462, or less than one percent, from $1,492,813 for the three month period ended September 30, 1993 to $1,473,351 for the comparable period in 1994. Operating income before depreciation and amortization expense decreased $322,595, or approximately 7 percent, from $4,399,499 for the nine months ended September 30, 1993 to $4,076,904 for the comparable period in 1994. These decreases in operating income before depreciation and amortization expense are primarily a result of the decreases in revenues and increases in operating, general and administrative expenses.

         The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to decrease. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to decrease. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the Managing General Partner incur cost increases (due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments; (b) new service offerings; (c) product re-marketing and re-packaging and (d) marketing efforts targeted at non-subscribers.

         Interest expense increased $111,043, or approximately 25 percent, from $452,351 for the three months ended September 30, 1993 to $563,394 for the similar period in 1994. Interest expense increased $154,795, or approximately 11 percent, from $1,356,112 for the nine months ended

September 30, 1993 to $1,510,907 for the nine months ended September 30, 1994. These increases in interest expense are primarily due to higher average interest rates charged on interest bearing obligations during the three and nine month periods of 1994 as compared to the similar period one year ago.

         Net loss increased $141,924, or approximately 6 percent, from $2,277,539 for the three month period ended September 30, 1993 to $2,419,463 for the comparable period in 1994. Net loss increased $648,275, or approximately 10 percent from $6,701,850 for the nine month period ended September 30, 1993 to $7,350,125 for the comparable period in 1994. These losses are the result of the factors discussed above and are expected to continue.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JONES GROWTH PARTNERS L.P.
                               BY:  JONES SPACELINK CABLE
                                    CORPORATION, its Managing
                                    General Partner



                               By:  /s/ Jay B. Lewis
                                    Jay B. Lewis
                                    Controller
                                    (Principal Financial and Accounting Officer)


Dated:  November 11, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

27       Financial Data Schedule.
