Form 10-K405
JONES GROWTH PARTNERS L P
filed 1995-03-31
CIK 843010

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     (FEE REQUIRED)

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     (NO FEE REQUIRED)

For the transition period from    ________ to ________

Commission file number:  0-17196

                           JONES GROWTH PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

         Colorado                                           84-1143409
  State of Organization                                     (IRS Employer
                                                            Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309           (303) 792-3111
(Address of principal executive office and Zip Code     (Registrant's telephone
                                                        no. including area code)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Limited Partnership
                                                             Interests

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    x            No
                                  -----             -----

State the aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----

                  DOCUMENTS INCORPORATED BY REFERENCE:    None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Growth Partners L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Spacelink Cable Corporation, a Colorado corporation, is the managing general partner (the "Managing General Partner") and Growth Partners Inc., a Delaware corporation, is the associate general partner (the "Associate General Partner") of the Partnership. Until December 20, 1994, the date Jones Intercable, Inc. ("Intercable") acquired substantially all of the assets of Jones Spacelink, Ltd. ("Spacelink"), the Managing General Partner was a wholly owned subsidiary of Spacelink. As a result of Intercable's acquisition of Spacelink's assets, the Managing General Partner became a wholly owned subsidiary of Intercable. Intercable is a Colorado corporation engaged in the business of owning and operating cable television systems. The Associate General Partner is an affiliate of Lehman Brothers Inc. The Partnership owns the cable television systems serving the communities of Addison, Glen Ellyn, Warrenville, West Chicago, Wheaton, St. Charles, Geneva, Winfield and certain portions of unincorporated DuPage and Kane Counties, all in the State of Illinois (the "Wheaton System"). See Item 2.

         CABLE TELEVISION SERVICES. The Wheaton System offers to its subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Wheaton System offers tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Wheaton System also offers premium services to its subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves.
Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Wheaton System also offers to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Wheaton System. In addition, advertising sales are becoming a significant source of revenue for the Wheaton System. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Wheaton Systems' rate structures for cable programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Wheaton System's monthly basic service rates ranged from $9.63 to $11.29, monthly basic and tier ("basic plus") service rates ranged from $18.79 to $22.11 and monthly premium services ranged from $6.16 to $10.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Wheaton System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $42.46; however, from time to time the Wheaton System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Wheaton System, basic service and tier service fees accounted for approximately 63% of total revenues, premium service fees accounted for approximately 19% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Wheaton System.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Wheaton System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Wheaton System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Wheaton System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Wheaton System's franchises require that franchise fees ranging from 3% to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Wheaton System.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The Managing General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Wheaton System has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"), which are satellite receiving antenna dishes that are used by "backyard users" to receive satellite delivered programming directly in their homes. MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities.

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The Managing General Partner believes that there are not any current fully operational LMDS systems.

         Although the Wheaton System has not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Wheaton System could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The Managing General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Wheaton System could adversely impact the profitability of the Wheaton System. If a telephone company were to become a direct competitor of the Partnership in an area served by the Wheaton System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the Managing General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         While there are currently no MMDS systems operating in the Wheaton System service area, an MMDS provider has begun operations in Chicago and is a pending competitor. There are two TVRO dealers that provide minimal competition, and one SMATV operator that services a 300-unit apartment complex in the Wheaton System's service area.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Wheaton System currently faces no direct competition from other cable television operators. Ameritech has announced plans to build a cable television system in the Naperville, Illinois area and to extend into several other communities within the next few years. Ameritech is the major provider of telephone services in the Naperville, Illinois area, and it has substantially greater financial resources than the Partnership. The Managing General Partner is uncertain at this time whether Ameritech's plans include any of the communities located in the Wheaton System.

         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Intercable, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Managing General Partner reduced rates charged for certain regulated services effective September 1, 1993.
These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The Managing General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re- marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on

May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership elected to file cost-of-service showings for the Wheaton System. The Managing General Partner thus anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, however, the regulatory authorities have not approved the cost-of-service showings, and there can be no assurance that the Partnership's cost-of-service showings will prevent further rate reductions in the Wheaton System until such final approvals are received.

         Among other issues addressed by the FCC in its February 1994 rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the Managing General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Court of Appeals for the Fourth and Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service. In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecommunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

         The Partnership owned only one cable television system at December 31, 1994, the Wheaton System, which was acquired in October 1989.

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Wheaton System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Wheaton System. While the charge for basic plus service may have increased in 1993 in some cases as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service.
Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Wheaton System operated approximately 1,300 miles of cable plant, passing approximately 80,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                                   At December 31,
                                                                    ----------------------------------------------
         WHEATON, ILLINOIS                                          1994                1993                  1992
         -----------------                                          ----                ----                  ----

         Monthly basic plus service rate                      $     22.11          $    22.11           $     21.95
         Basic subscribers                                         49,415              45,884                43,310
         Pay units                                                 40,065              39,984                34,491

Franchise expiration dates range from April 1996 to October 2005.

PROGRAMMING SERVICES

         Programming services provided by the Wheaton System include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS. The Wheaton System also provides a selection of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).


                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 9,209.

ITEM 6. SELECTED FINANCIAL DATA


                                                            For the Year Ended December 31,
                       -----------------------------------------------------------------------------------------------------
                           1994                  1993                   1992                   1991                 1990
                       ------------          ------------           ------------           ------------         ------------
Revenues               $19,615,180           $19,354,715            $18,276,938            $16,342,326          $13,747,545
Depreciation and
  Amortization          12,583,108            12,737,314             12,396,480             11,771,912           11,061,716
Operating Loss          (7,334,009)           (7,047,610)            (7,461,060)            (7,912,013)          (7,326,349)
Net Loss                (9,644,492)           (8,926,720)            (9,538,943)           (10,686,715)         (10,586,236)
Weighted average
  number of Limited
  Partner Units
  Outstanding               85,470                85,740                 85,740                 85,740               85,251
General Partners'
  Deficit                 (525,237)             (428,792)              (339,525)              (244,136)            (137,269)
Limited Partners'
  Capital               22,541,155            32,089,202             40,926,655             50,370,209           60,950,057
Total Assets            58,318,155            69,055,535             78,108,627             87,242,993           95,801,403
Credit Facility
  and Other Debt        35,245,699            35,944,662             35,825,369             35,402,830           32,277,195
Managing General
  Partner Advances            -                     -                   166,931                 38,854            1,086,245

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

1994 Compared to 1993 -

       Revenues of the Partnership for the year ended December 31, 1994 totalled $19,615,180, compared to $19,354,715 in 1993, an increase of $260,465, or approximately 1 percent. Increases in basic subscribers primarily accounted for the increase in revenues. The Partnership added 3,531 basic subscribers in 1994, an increase of approximately 8 percent. Basic subscribers totalled
45,884 at December 31, 1993, compared to 49,415 at December 31, 1994.
Increases in advertising revenue also contributed to the increase in revenue. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994, with which the Partnership complied effective September 1993 and July 1994, respectively.

       Operating, general and administrative expenses increased $830,868, or approximately 8 percent, from $10,882,377 in 1993 to $11,713,245 in 1994.
Operating, general and administrative expenses represented approximately 56 percent and 59 percent, respectively, of revenues in 1993 and 1994. The total increase in operating, general and administrative expenses for the year ended December 31, 1994 as compared to the prior year was the result of increases in programming fees, system office costs and advertising sales related costs and was partially offset by a decrease in copyright related costs. No other individual factor significantly affected the increase in operating, general and administrative expense for the period.

       Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $129,798, or approximately 4 percent, from $2,782,634 in 1993 to $2,652,836 in 1994. This decrease is primarily the result of a decrease in the allocated administrative costs, which was the result of a change in the Managing General Partner's allocation methodology (Note 3).

       Operating income before depreciation and amortization expense decreased $440,605, or approximately 8 percent, from $5,689,704 in 1993 to $5,249,099 in
1994 as a result of the increases in operating, general and administrative expenses exceeding the increases in revenues and the decreases in management and supervisory fees to the

Managing and Associate General Partners and allocated administrative costs from the Managing General Partner. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees, to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the Managing General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the Managing General Partner incur cost increases due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition, that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings, (b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers.

       Interest expense increased $347,558, or approximately 19 percent, from $1,803,227 in 1993 to $2,150,785 in 1994. This increase in interest expense is primarily due to higher average interest rates charged on interest bearing obligations and was partially offset by lower average outstanding balances on interest bearing obligations during 1994 as compared to 1993.

       Net loss increased $717,772, or approximately eight percent, from $8,926,720 in 1993 to $9,644,492 in 1994. These losses are the result of the factors discussed above, and are expected to continue.

1993 Compared to 1992 -

       Revenues of the Partnership for the year ended December 31, 1993 totaled $19,354,715, an increase of $1,077,777, or approximately 6 percent, over the amount reported in 1992. Of the total increase in revenues for the year ended December 31, 1993, approximately $832,000 related to an increase in basic service revenues, and approximately $132,000 related to an increase in advertising revenue. The increase in basic service revenues can be attributed primarily to an increase in the number of basic subscribers and basic service rate adjustments in the Wheaton System. The increase in basic subscribers and basic service rate adjustments accounted for approximately 56 percent and 44 percent, respectively, of the increase in total basic service revenues for the year ended December 31, 1993 as compared to the amounts reported in the similar period. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 with which the Partnership complied effective September 1, 1993.

       Operating, general and administrative expenses increased $127,716, or approximately one percent, from $10,754,661 in 1992 to $10,882,377 in 1993. Operating, general and administrative expenses represented approximately 59 percent and 56 percent, respectively, of revenues in 1992 and 1993. The total increase in operating, general and administrative expenses for the year ended December 31, 1993 as compared to the prior year was the result of increases in programming fees, marketing costs and advertising sales related costs and was partially offset by a decrease in personnel related costs. No other individual factor significantly affected the increase in operating, general and administrative expenses for the periods discussed above.

         Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $195,777, or approximately eight percent, from $2,586,857 in 1992 to $2,782,634 in 1993. This increase was primarily the result of the 6 percent increase in revenues for the year ended December 31, 1993, as compared to 1992, upon which the management and supervisory fees and allocated administrative costs are calculated.

         Operating income before depreciation and amortization expense increased $754,284, or approximately 15 percent, from $4,935,420 in 1992 to $5,689,704 in 1993 as a result of the increase in revenues, which was partially offset by the increases in operating, general and administrative expenses and management and supervisory fees from the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner.

         Interest expense decreased $267,493, or approximately 13 percent, from $2,070,720 in 1992 to $1,803,227 in 1993. This decrease in interest expense was primarily due to lower average interest rates charged on interest bearing obligations and was partially offset by higher outstanding balances on interest bearing obligations during 1993 as compared to 1992.

         Net loss decreased $612,223, or approximately 6 percent, from $9,538,943 in 1992 to $8,926,720 in 1993. These losses were a result of the factors discussed above.

Financial Condition

         For the year ended December 31, 1994, the Partnership generated operating income before depreciation and amortization of $5,249,099 and incurred interest expense totalling $2,150,785, leaving $3,098,314 to fund capital expenditures, principal payments and other non-operating costs. During 1994, the Partnership spent approximately $3,475,000 for capital expenditures for its cable television operations serving the communities in the Wheaton System. Approximately 50 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment in the Wheaton System. Approximately 11 percent was for the replacement of converters, and the remainder of these expenditures was for various enhancements. Capital expenditures for 1995 are expected to be approximately $3,378,000 and will be financed from cash flow from operations and borrowings from the Partnership's new revolving credit facility. Approximately 53 percent of these expenditures will relate to cable, hardware and labor to extend the cable plant to serve additional customers, to make additional subscriber installations, and to replace equipment in the Wheaton System, approximately 13 percent will relate to the replacement of converters and the remainder of these expenditures will relate to various other enhancements. The Managing General Partner presently believes cash flow from operations and borrowings available from the new revolving credit facility will be sufficient to fund capital expenditures and interest payments and other liquidity needs of the Partnership over the near-term.

         At June 30, 1993, the Partnership's former revolving credit facility converted to a term loan. The outstanding balance of $33,580,000 was repaid in December 1994 with borrowings from a new $36,000,000 revolving credit facility. The new revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At December 31, 1994, $35,000,000 was outstanding under the new agreement leaving $1,000,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also required.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed a cost-of-service showing for its Wheaton System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received. See
Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  FINANCIAL STATEMENTS

                           JONES GROWTH PARTNERS L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1994 AND 1993

            AND FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                     INDEX

                                                                                                             Page
                                                                                                           --------
Report of Independent Public Accountants                                                                      14

Balance Sheets                                                                                                15

Statements of Operations                                                                                      17

Statements of Partners' Capital (Deficit)                                                                     18

Statements of Cash Flows                                                                                      19

Notes to Financial Statements                                                                                 20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Jones Growth Partners L.P.:

We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership ) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.





                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
 March 8, 1995.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                       December 31,
                                                                        -----------------------------------------
                                                                              1994                     1993
                                                                        ----------------         ----------------
CASH                                                                       $   170,648              $ 1,646,850

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $21,597 and $18,656 at
  December 31, 1994 and 1993, respectively                                      66,829                  231,353

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                    43,210,371               39,735,832
  Less- accumulated depreciation                                           (20,003,575)             (15,662,764)
                                                                           -----------              -----------
                                                                            23,206,796               24,073,068

  Franchise costs, net of accumulated amortization
    of $35,174,652 and $28,474,550 at December 31, 1994
    and 1993, respectively                                                  24,682,296               31,382,398
  Subscriber lists, net of accumulated amortization
    of $7,053,212 and $5,709,743 at December 31, 1994
    and 1993, respectively                                                   2,351,070                3,694,539
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,043,313 and
    $844,586 at December 31, 1994 and 1993, respectively                     6,897,742                7,096,469
                                                                           -----------              -----------

      Total investment in cable
        television properties                                               57,137,904               66,246,474

DEPOSITS, PREPAID EXPENSES AND OTHER                                           942,774                  930,858
                                                                           -----------              -----------

      Total assets                                                        $ 58,318,155             $ 69,055,535
                                                                           ===========              ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                                       December 31,
                                                                        -----------------------------------------
                                                                              1994                     1993
                                                                        ----------------         ----------------
LIABILITIES:
  Credit facility and other debt                                         $ 35,245,699             $ 35,944,662
  Trade accounts payable and accrued liabilities                              989,457                1,199,729
  Accrued interest                                                             16,780                  196,876
  Subscriber prepayments                                                       50,301                   53,858
                                                                          -----------              -----------


      Total liabilities                                                    36,302,237               37,395,125
                                                                          -----------              -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                         1,000                    1,000
    Accumulated deficit                                                      (526,237)                (429,792)
                                                                          -----------              -----------

                                                                             (525,237)                (428,792)
                                                                          -----------              -----------

  Limited Partners-
    Contributed capital, net of related
      commissions and syndication costs
      (85,740 units outstanding
      at December 31, 1994 and 1993)                                       73,790,065               73,790,065
    Accumulated deficit                                                   (51,248,910)             (41,700,863)
                                                                          -----------              -----------

                                                                           22,541,155               32,089,202
                                                                          -----------              -----------

      Total partners' capital (deficit)                                    22,015,918               31,660,410
                                                                          -----------              -----------

      Total liabilities and partners' capital (deficit)                  $ 58,318,155             $ 69,055,535
                                                                          ===========              ===========



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                           For the Year Ended
                                                                               December 31,
                                                     ---------------------------------------------------------------
                                                             1994                 1993                  1992
                                                     -------------------- --------------------  --------------------
REVENUES                                                $19,615,180          $19,354,715          $18,276,938

COSTS AND EXPENSES:
  Operating, general and administrative                  11,713,245           10,882,377           10,754,661
  Management and supervisory fees
    to the General Partners and
    allocated administrative costs
    from the Managing General Partner                     2,652,836            2,782,634            2,586,857
  Depreciation and amortization                          12,583,108           12,737,314           12,396,480
                                                         ----------           ----------           ----------

OPERATING LOSS                                           (7,334,009)          (7,047,610)          (7,461,060)

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,150,785)          (1,803,227)          (2,070,720)
  Interest income                                            31,884               27,385                5,158
  Other, net                                               (191,582)            (103,268)             (12,321)
                                                         ----------           ----------           ----------

NET LOSS                                                $(9,644,492)         $(8,926,720)         $(9,538,943)
                                                         ==========           ==========           ==========

ALLOCATION OF NET LOSS:
  Managing General Partner                              $   (96,445)         $   (89,267)         $   (95,389)
                                                         ==========           ==========           ==========

  Limited Partners                                      $(9,548,047)         $(8,837,453)         $(9,443,554)
                                                         ==========           ==========           ==========

NET LOSS PER LIMITED PARTNERSHIP UNIT                   $   (111.36)         $   (103.07)         $   (110.14)
                                                         ==========           ==========           ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNER UNITS OUTSTANDING                                  85,740               85,740               85,740
                                                         ==========           ==========           ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                         For the Year Ended
                                                                            December 31,
                                                   -------------------------------------------------------------
                                                          1994                 1993                  1992
                                                   ------------------   -----------------     ------------------
GENERAL PARTNERS:
  Balance, beginning of year                         $  (428,792)         $  (339,525)          $  (244,136)
  Net loss for the year                                  (96,445)             (89,267)              (95,389)
                                                      ----------           ----------            ----------

  Balance, end of year                               $  (525,237)         $  (428,792)          $  (339,525)
                                                      ==========           ==========            ==========

LIMITED PARTNERS:
  Balance, beginning of year                         $32,089,202          $40,926,655           $50,370,209
  Net loss for the year                               (9,548,047)          (8,837,453)           (9,443,554)
                                                      ----------           ----------            ----------

  Balance, end of year                               $22,541,155          $32,089,202           $40,926,655
                                                      ==========           ==========            ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                For the Year Ended
                                                                                   December 31,
                                                          ----------------------------------------------------------

                                                                1994                 1993                1992
                                                          ------------------   ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $  (9,644,492)       $(8,926,720)         $(9,538,943)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                           12,583,108         12,737,314           12,396,480
      Amortization of interest rate
        protection contract                                       64,668             64,668               30,000
      Decrease (increase) in trade accounts receivable           164,524            (38,882)              67,394
      Decrease (increase) in deposits, prepaid
        expenses and other                                       (76,583)           (34,891)             107,431
      Increase (decrease) in accrued
        liabilities, accrued interest
        and subscriber prepayments                              (393,925)           (78,734)            (146,039)
      Increase (decrease) in accounts
        payable to Jones Spacelink, Ltd.                          -                (166,931)             128,077
                                                            ------------         -----------          ----------
          Net cash provided by operating activities            2,697,300          3,555,824            3,044,400
                                                            ------------         ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (3,474,539)        (2,530,983)          (3,068,248)
  Other                                                           -                  -                    19,306
                                                            ------------         ----------           ----------
          Net cash used in investing activities               (3,474,539)        (2,530,983)          (3,048,942)
                                                            ------------         ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                    36,155,437          1,142,586            1,457,242
  Repayments of borrowings                                   (36,854,400)        (1,023,293)          (1,034,703)
                                                            ------------         ----------           ----------
          Net cash provided by (used in)
            financing activities                                (698,963)           119,293              422,539
                                                            ------------         ----------           ----------
INCREASE (DECREASE) IN CASH                                   (1,476,202)         1,144,134              417,997

CASH, AT BEGINNING OF YEAR                                     1,646,850            502,716               84,719
                                                            ------------         ----------           ----------
CASH, AT END OF YEAR                                       $     170,648        $ 1,646,850          $   502,716
                                                            ============         ==========           ==========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $   2,266,213        $ 1,755,670          $ 1,927,239
                                                            ============         ==========           ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(1)    ORGANIZATION AND PARTNERS' INTERESTS:

       Formation and Business

       Jones Growth Partners L.P. (the "Partnership"), a Colorado limited partnership, was formed on June 14, 1989, pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Spacelink Cable Corporation is the "Managing General Partner" and, until December 20, 1994, was is a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"). Growth Partners Inc. is the "Associate General Partner" and is an affiliate of Lehman Brothers Inc. On December 20, 1994, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including the shares of Jones Spacelink Cable Corporation, which as a result on that date became a wholly owned subsidiary of Intercable. The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships.

       Contributed Capital

       The capitalization of the Partnership is set forth in the accompanying Statements of Partners' Capital (Deficit). No limited partner is obligated to make any additional contributions to partnership capital.

       The Managing General Partner and the Associate General Partner purchased their general partner interests in the Partnership by contributing $500 each to partnership capital. Also, in March 1990, the Managing General Partner purchased approximately one percent of the limited partner interests sold.

       Cable Television System Owned by the Partnership

       On October 4, 1989, the Partnership purchased the cable television systems serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of DuPage and Kane counties, all in the State of Illinois (the "Wheaton System").

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       Accounting Records

       The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

       Property, Plant and Equipment

       Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:


Cable distribution systems                                               5 - 15 years
Equipment and tools                                                           5 years
Office furniture and equipment                                                5 years
Buildings                                                               10 - 20 years
Vehicles                                                                      3 years

       Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Allocation of Cost of Purchased Cable Television Systems

       Based on an independent appraisal, the Partnership allocated the total purchase price of the Wheaton System acquired as follows: first, to the fair value of net tangible assets acquired; second, to franchise costs in an amount equal to the estimated value of franchise agreements; third, to subscriber lists; and fourth, to costs in excess of interests in net assets purchased. Other acquisition costs were capitalized and charged to investment in cable television properties in the accompanying balance sheets.

       Intangible Assets

       Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

       Franchise costs                                          11 years
       Subscriber lists                                          2 years
       Costs in excess of interests in net assets purchased     35 years

       Revenue Recognition

       Subscriber prepayments are initially deferred and recognized as revenue when earned.

 (3) TRANSACTIONS WITH THE ASSOCIATE GENERAL PARTNER, MANAGING GENERAL PARTNER AND CERTAIN OF ITS AFFILIATES:

       Management Fees, Distribution Ratios and Reimbursements

       The Managing General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1994, 1993 and 1992 were $980,759, $967,736, and $913,847, respectively. The Associate General Partner participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000 accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1994 were $196,152. Such fees were paid in January 1995. Supervisory fees paid to the Associate General Partner by the Partnership for the years ended December 31, 1993 and 1992 were $193,547 and $182,769, respectively.

       Any Partnership distributions made from cash flow (defined as cash receipts derived from operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and one percent to the Managing General Partner. Distributions from cash flow have not been made and are not anticipated. Proceeds from the sale or refinancing of a cable television system would be distributed generally as follows: first, to the partners until they have received an amount equal to their initial capital contributions (as reduced by all prior distributions other than distributions from cash flow); second, to the limited partners until they have received a liquidation preference equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, less any portion of such capital contributions which has been returned to the limited partners from prior sale or refinancing proceeds, as determined for any particular year; provided that such cumulative return will be reduced by all prior distributions of cash flow from operations and prior distributions of proceeds of sales or refinancings of the cable television systems. The balance will be allocated 75 percent to the limited partners, 15 percent to the Managing General Partner and 10 percent to the Associate General Partner. No such distributions have yet been made.

       The Partnership reimburses the Managing General Partner and certain of its subsidiaries for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by the Managing General Partner and certain of its affiliates, and/or the costs of assets managed for the Partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the Managing General Partner believes provides a more accurate method of allocation. All cable television systems owned or managed by the Managing General Partner and certain of its affiliates are allocated a proportionate share of these expenses. Included in the costs allocated from the Managing General Partner and certain of its affiliates are expenses allocated to the Managing General Partner and certain of its affiliates from affiliated entities for information processing and administrative services. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1994, 1993 and 1992 were $1,475,925, $1,465,872, and $1,342,750, respectively.

       Payments to/from Affiliates for Programming Services

       The Partnership receives programming from Product Information Network, Superaudio, The Mind Extension University and Jones Computer Network, affiliates of the Managing General Partner. Payments to Superaudio by the Partnership for the years ended December 31, 1994, 1993 and 1992 totaled $28,415, $27,910 and $26,871, respectively. Payments to The Mind Extension University for the years ended December 31, 1994, 1993 and 1992 totaled $25,748, $16,242 and $15,395, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $10,683 in 1994. The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $32,863 in 1994.

(4)    PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                               December 31,
                                                                 ------------------------------------
                                                                       1994                 1993
                                                                 ---------------       --------------
         Cable distribution systems                              $ 37,566,836          $ 34,450,026
         Equipment and tools                                        2,497,923             2,346,435
         Office furniture and equipment                             2,444,845             2,412,623
         Buildings                                                     19,823                17,387
         Vehicles                                                     575,944               404,361
         Land                                                         105,000               105,000
                                                                  -----------           -----------
                                                                 $ 43,210,371          $ 39,735,832

            Less:  accumulated depreciation                      $(20,003,575)         $(15,662,764)
                                                                  -----------           -----------

                                                                 $ 23,206,796          $ 24,073,068
                                                                  ===========           ===========

(5)      DEBT:

         At June 30, 1993, the Partnership's former revolving credit facility converted to a term loan. The outstanding balance of $33,580,000 was repaid in December 1994 with borrowings from a new $36,000,000 revolving credit facility. The new revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At December 31, 1994, $35,000,000 was outstanding under the new agreement, leaving $1,000,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the new commitment is also required. At December 31, 1994, the Partnership was paying an average rate of 7.22 percent on the total outstanding borrowings under its credit facility.

         Total Partnership debt consists of the following:

                                                                                   December 31,
                                                                    -----------------------------------------
                                                                          1994                     1993
                                                                    ----------------         ----------------
Lending institutions-
    Revolving credit and term loan facility                           $35,000,000               $35,770,000
Capitalized lease obligations                                             245,699                   174,662
                                                                       ----------                ----------

                                                                      $35,245,699               $35,944,662
                                                                       ==========                ==========

       On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. The fee will be charged to interest expense over the life of the agreement using the straight-line method.

       Installments due on all debt principal for the five years in the period ending December 31, 1999 and thereafter, respectively, are: $73,710, $73,710, $3,573,709, $4,224,570, $5,250,000 and 22,050,000.


(6)    INCOME TAXES:

       Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the Managing General Partner.

       The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the Managing General Partner and limited partners would likely be changed accordingly.

       Taxable loss to the Partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)    COMMITMENTS AND CONTINGENCIES:

       On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the Federal Communications Commission (the "FCC") adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed a cost-of-service showing in the Wheaton System and anticipates no further reductions in rates in that system. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

       The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $319,495, $310,788, and $256,179, for the years ended December 31, 1994, 1993 and 1992, respectively. Future minimum lease payments, as of December 31, 1994, under noncancelable operating leases for the five years in the period ending December 31, 1999, and thereafter are as follows:

         1995                                              $  253,023
         1996                                                 253,245
         1997                                                 256,983
         1998                                                 219,817
         1999                                                 108,017
         Thereafter                                             -
                                                            ---------

         Total future minimum lease payments               $1,091,085
                                                            =========


(8)    SUPPLEMENTARY PROFIT AND LOSS INFORMATION:

            Supplementary profit and loss information for the respective periods is presented below:

                                                               Year Ended December 31,
                                          ------------------------------------------------------
                                                1994                 1993                1992
                                          -------------        -------------       -------------
Maintenance and repairs                   $     269,565        $     357,386       $     374,069
                                           ============         ============        ============
Taxes, other than income and
   payroll taxes                          $      76,239        $      73,114       $      67,337
                                           ============         ============        ============
Advertising                               $     515,701        $     449,517       $     400,567
                                           ============         ============        ============
Depreciation of property,
   plant and equipment                    $   4,340,811        $   4,495,018       $   4,154,183
                                           ============         ============        ============
Amortization of intangible assets         $   8,242,297        $   8,242,296       $   8,242,297
                                           ============         ============        ============

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below.

       Name                       Age         Positions with the Managing General Partner
       ----                       ---         -------------------------------------------
       Glenn R. Jones             65          Chairman of the Board and Chief Executive Officer
       James B. O'Brien           45          President
       Ruth E. Warren             45          Vice President/Operations
       Elizabeth M. Steele        43          Vice President and Secretary
       Kevin P. Coyle             43          Vice President/Finance
       Larry W. Kaschinske        35          Controller
       Timothy J. Burke           44          Director


       Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Intercable since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Intercable and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

       Mr. James B. O'Brien was appointed President of the Managing General Partner in January 1995. Mr. O'Brien joined Intercable in January 1982. Prior to being elected President and a Director of Intercable in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Intercable's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Intercable. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

       Ms. Ruth E. Warren, the Managing General Partner's Vice
President/Operations, joined Intercable in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of Intercable in September 1990.

       Ms. Elizabeth M. Steele, the Managing General Partner's Vice President and Secretary, joined Intercable in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Intercable, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Intercable.

       Mr. Kevin P. Coyle was appointed Vice President/Finance of the Managing General Partner in March 1995. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Intercable in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

       Mr. Larry Kaschinske was appointed Controller of the Managing General Partner in March 1995. Mr. Kaschinske joined Intercable in 1984 as a staff accountant in Intercable's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

       Mr. Timothy J. Burke joined Intercable in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

       Name                       Age              Positions with the Associate General Partner
       ----                       ---              --------------------------------------------
       Rocco F. Andriola          36               President and Chief Executive Officer
       John H. Ng                 44               Vice President

       Mr. Rocco F. Andriola serves as Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since June 1991. From June 1989 though May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group within the General Counsel's Office of Lehman. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney.

       Mr. John H. Ng is a Vice President of Lehman Brothers Inc. and has been employed by Lehman since November 1977. He is an asset manager in the Diversified Asset Group and has held such position since 1985. From 1980 to 1985, Mr. Ng served as Senior Financial Analyst in the Corporate Planning and Development Department, and from 1977 to 1980 he was an analyst in the Controller's Department.


                        ITEM 11.  EXECUTIVE COMPENSATION

       The Partnership has no employees; however, various personnel are required to operate the Wheaton System. Such personnel are employed by the Managing General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.

          ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

       No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The Managing General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Managing General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

       The Managing General Partner charges the Partnership a management fee, and the Associate General Partner charges the Partnership a supervision fee in accordance with the limited partnership agreement of the Partnership.

       The Partnership reimburses the Managing General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner with respect to the Partnership. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner, are also allocated a proportionate share of these expenses.

       The Managing General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

       The Wheaton System receives stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the Managing General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the Managing General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the Managing General Partner, for fees based upon the number of subscribers receiving the programming.

       Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Wheaton System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from PIN of $32,863.

       The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                            -----------------------------------------------------------

                                                                   1994                 1993                 1992
                                                                   ----                 ----                 ----
         Management fees                                        $980,759             $967,736             $913,847
         Supervisory fee, Associate General Partner              196,152              193,547              182,769
         Allocation of expenses                                1,475,925            1,465,782            1,342,750
         Amount of notes and advances outstanding                    -0-                  -0-              166,931
         Highest amount of notes and advances outstanding            -0-              419,620              418,726
         Programming fees:
                 Superaudio                                       28,415               27,910               26,871
                 Mind Extension University                        25,748               16,242               15,395
                 Jones Computer Network                           10,683                  -0-                  -0-

                                    PART IV.

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

         3.                The following exhibits are filed herewith.

             4.1           Limited Partnership Agreement.  (1)

             10.1.1 Copy of a franchise and related documents thereto granting a community antenna franchise for the Village of Addison, Illinois. (1)

             10.1.2 Ordinance No. 0-90-88 dated April 16, 1990 amending the franchise. (3)

             10.1.3 Copy of a franchise and related documents thereto granting a community antenna franchise for DuPage County, Illinois. (1)

             10.1.4 Copy of a franchise and related documents thereto granting a community antenna franchise for Kane County (Geneva), Illinois. (3)

             10.1.5 Copy of a franchise and related documents thereto granting a community antenna franchise for Glen Ellyn, Illinois. (1)

             10.1.6 Copy of a franchise and related documents thereto granting a community antenna franchise for St. Charles, Illinois. (1)

             10.1.7 Copy of a franchise and related documents thereto granting a community antenna franchise for Warrenville, Illinois. (1)

             10.1.8 Copy of a franchise and related documents thereto granting a community antenna franchise for Wheaton, Illinois. (1)

             10.1.9 Amendment dated September 5, 1990 to the franchise agreement. (3)

             10.1.10 Amendment dated August 12, 1991 to the franchise agreement. (3)

             10.1.11 Copy of a franchise and related documents thereto granting a community antenna franchise for West Chicago, Illinois. (1)

             10.1.12 Resolution 1070 dated February 1, 1993 relating to a rate increase. (3)

             10.1.13 Copy of a franchise and related documents thereto granting a community antenna franchise for Winfield, Illinois. (1)

             10.2.1 Credit Agreement dated December 30, 1994 among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders.

             27            Financial Data Schedule

          ---------
             (1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

             (2) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1991.

             (3) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

         (b)               Reports on Form 8-K

                           None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JONES GROWTH PARTNERS L.P.
                                   a Colorado limited partnership
                                   By:   Jones Spacelink Cable Corporation



                                   By:   /s/ Glenn R. Jones
                                         ----------------------------------
                                         Glenn R. Jones
                                         Chairman of the Board and Chief
Dated:   March 27, 1995                  Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                   By:   /s/ Glenn R. Jones
                                         ----------------------------------
                                         Glenn R. Jones
                                         Chairman of the Board and Chief
                                         Executive Officer
Dated:   March 27, 1995                  (Principal Executive Officer)



                                   By:   /s/ Kevin P. Coyle
                                         ----------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
Dated:   March 27, 1995                  (Principal Accounting and
                                          Financial Officer)



                                   By:   /s/ Larry Kaschinske
                                         ----------------------------------
                                         Larry Kaschinske
                                         Controller
Dated:   March 27, 1995                  (Principal Accounting Officer)



                                   By:   /s/ Timothy J. Burke
                                         ----------------------------------
                                         Timothy J. Burke
Dated:   March 27, 1995                  Director

     Exhibit                                                                Page
     -------                                                                ----

       4.1        Limited Partnership Agreement.  (1)

      10.1.1 Copy of a franchise and related documents thereto granting a community antenna franchise for the
                  Village of Addison, Illinois.  (1)

      10.1.2 Ordinance No. 0-90-88 dated April 16, 1990 amending the franchise. (3)

      10.1.3 Copy of a franchise and related documents thereto granting a community antenna franchise for DuPage County, Illinois. (1)

      10.1.4 Copy of a franchise and related documents thereto granting a community antenna franchise for Kane
                  County (Geneva), Illinois.  (3)

      10.1.5 Copy of a franchise and related documents thereto granting a community antenna franchise for Glen
                  Ellyn, Illinois.  (1)

      10.1.6 Copy of a franchise and related documents thereto granting a community antenna franchise for St.
                  Charles, Illinois.  (1)

      10.1.7 Copy of a franchise and related documents thereto granting a community antenna franchise for
                  Warrenville, Illinois.  (1)

      10.1.8 Copy of a franchise and related documents thereto granting a community antenna franchise for Wheaton, Illinois. (1)

      10.1.9      Amendment dated September 5, 1990 to the franchise
                  agreement.  (3)

      10.1.10     Amendment dated August 12, 1991 to the franchise
                  agreement.  (3)

      10.1.11 Copy of a franchise and related documents thereto granting a community antenna franchise for West
                  Chicago, Illinois.  (1)

      10.1.12 Resolution 1070 dated February 1, 1993 relating to a rate increase. (3)

      10.1.13 Copy of a franchise and related documents thereto granting a community antenna franchise for Winfield, Illinois. (1)

      10.2.1 Credit Agreement dated December 30, 1994 among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders.

      27          Financial Data Schedule

      ---------
      (1) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

      (2) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1991.

      (3) Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1992.