Form 10-Q
period 1995-03-31
JONES GROWTH PARTNERS L P
filed 1995-05-12
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
                               -------------    -------------

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


                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


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

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                         March 31,             December 31,
                 ASSETS                                                    1995                   1994
                 ------                                               --------------          -------------
CASH                                                                   $     298,986           $    170,648

TRADE ACCOUNTS RECEIVABLE, less allowance
  for doubtful receivables of $9,042 and $21,597 at March 31,
  1995 and December 31, 1994, respectively                                    22,728                 66,829

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                  44,316,166             43,210,371
  Less- accumulated depreciation                                         (20,857,928)           (20,003,575)
                                                                       -------------           ------------
                                                                          23,458,238             23,206,796

  Franchise costs, net of accumulated amortization
    of $36,849,677 and $35,174,652 at March 31, 1995 and
    December 31, 1994, respectively                                       23,007,271             24,682,296
  Subscriber lists, net of accumulated amortization
    of $7,389,079 and $7,053,212 at March 31, 1995 and
    December 31, 1994, respectively                                        2,015,203              2,351,070
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,092,995 and
    $1,043,313 at March 31, 1995 and December 31,
    1994, respectively                                                     6,848,060              6,897,742
                                                                       -------------           ------------

                 Total investment in cable
                   television properties                                  55,328,772             57,137,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                  909,958                942,774
                                                                       -------------           ------------

                 Total assets                                          $  56,560,444           $ 58,318,155
                                                                       =============           ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                          March 31,            December 31,
                                                                            1995                   1994
                                                                        ------------           ------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- - -------------------------------------------

LIABILITIES:
  Credit facility and other debt                                        $ 35,221,788           $ 35,245,699
  Trade accounts payable and accrued liabilities                           1,312,761                989,457
  Accrued interest                                                           314,480                 16,780
  Subscriber prepayments                                                      77,589                 50,301
                                                                        ------------           ------------

                 Total liabilities                                        36,926,618             36,302,237
                                                                        ------------           ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                        1,000                  1,000
    Accumulated deficit                                                     (550,058)              (526,237)
                                                                        ------------           ------------

                                                                            (549,058)              (525,237)
                                                                        ------------           ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      March 31, 1995 and December 31, 1994)                               73,790,065             73,790,065
    Accumulated deficit                                                  (53,607,181)           (51,248,910)
                                                                        ------------           ------------

                                                                          20,182,884             22,541,155
                                                                        ------------           ------------
                 Total partners' capital (deficit)                        19,633,826             22,015,918
                                                                        ------------           ------------

                 Total liabilities and partners' capital (deficit)      $ 56,560,444           $ 58,318,155
                                                                        ============           ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                             For the Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                           1995                   1994
                                                                       ------------          -------------
REVENUES                                                               $  5,045,181          $   4,769,490

COSTS AND EXPENSES:
  Operating expenses                                                      3,093,999              2,703,079
  Management and supervisory fees to the General
    Partners and allocated administrative costs
    from the Managing General Partner                                       688,320                694,444
  Depreciation and amortization                                           2,938,268              3,254,148
                                                                       ------------          -------------

OPERATING LOSS                                                           (1,675,406)            (1,882,181)
                                                                       ------------          -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                         (708,830)              (436,730)
  Interest income                                                             7,112                  9,168
  Other, net                                                                 (4,968)               (10,674)
                                                                       ------------          -------------

NET LOSS                                                               $ (2,382,092)         $  (2,320,417)
                                                                       ============          =============

ALLOCATION OF NET LOSS:
  Managing General Partner                                             $    (23,821)         $     (23,204)
                                                                       ============          =============

  Limited Partners                                                     $ (2,358,271)         $  (2,297,213)
                                                                       ============          =============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                  $     (27.50)         $      (26.79)
                                                                       ============          =============


WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                              85,740                 85,740
                                                                       ============          =============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                           For the Three Months Ended
                                                                                     March 31,
                                                                        -----------------------------------
                                                                            1995                  1994
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (2,382,092)          $ (2,320,417)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                        2,927,122              3,245,001
      Amortization of capitalized loan fees                                   11,146                  9,147
      Amortization of interest rate protection contract                       16,167                 16,167
      Decrease in trade accounts receivable                                   37,015                 29,416
      Decrease in deposits, prepaid expenses and other assets                 (6,692)               (17,749)
      Increase in accrued liabilities, accrued interest
        and subscriber prepayments                                           655,378                241,450
                                                                        ------------           ------------

                   Net cash provided by operating activities               1,258,044              1,203,015
                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (1,105,795)              (875,539)
                                                                        ------------           ------------

                   Net cash used in investing activities                  (1,105,795)              (875,539)
                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                                    (23,911)              (744,468)
                                                                        ------------           ------------

                   Net cash used in financing activities                     (23,911)              (744,468)
                                                                        ------------           ------------

INCREASE (DECREASE) IN CASH                                                  128,338               (416,992)

CASH, BEGINNING OF PERIOD                                                    170,648              1,646,850
                                                                        ------------           ------------

CASH, END OF PERIOD                                                     $    298,986           $  1,229,858
                                                                        ============           ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $    394,963           $    436,489
                                                                        ============           ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 1995 and December 31, 1994, and its results of operations and cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "Managing General Partner"). The Managing General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including all of the shares of the Managing General Partner. The Managing Genral Partner is thus now a wholly owned subsidiary of Intercable. Intercable is one of the largest multiple system operators in the United
States. The Managing General Partner and certain of its affiliates also owned and operated cable television systems for their own account and for the account of other managed limited partnerships. The Partnership receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1995 and 1994 were $252,259 and $238,475, respectively. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month period ended March 31, 1995 were $50,452. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month period ended March 31, 1994 were $47,695.

         The Partnership reimburses the Managing General Partner and certain of its subsidiaries for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by the Managing General Partner and certain of its affiliates. All cable television systems owned or managed by the Managing General Partner and certain of its affiliates are allocated a proportionate share of these expenses. Included in the costs allocated from the Managing General Partner and certain of its affiliates are expenses allocated to the Managing General Partner and certain of its affiliates from affiliated entities for information processing and administrative services. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for three month periods ended March 31, 1995 and 1994 were $385,609 and $408,274, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $1,258,044, which is available to fund capital expenditures and non-operating costs. During the first three months of 1995, the Partnership expended approximately $1,106,000 for capital expenditures for the Wheaton System. Approximately 44 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 22 percent was for the purchase of pay security equipment and the remainder of these expenditures was for various system enhancements. Such expenditures were financed primarily from cash from operations. Capital expenditures for the remainder of 1995 are expected to be approximately $2,272,000 which is expected to be financed from available cash balances and cash flow from operations. For the remainder of 1995, approximately 39 percent will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

         In December 1994, the Partnership entered into a new $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At March 31, 1995, $35,000,000 was outstanding under the new agreement, leaving $1,000,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the commitment is also required. The effective interest rates on amounts outstanding as of March 31, 1995 and 1994 were 7.55 percent and 4.83 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement.

         The Managing General Partner presently believes cash flow from operations and available borrowings under the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.


Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including the Wheaton System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders, including an order which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May
15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         The Partnership has filed a cost-of-service showing for its Wheaton System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership for the three months ended March 31, 1995 totaled $5,045,181, compared to $4,769,490 for the comparable 1994 period, an increase of $275,691, or approximately 6 percent. The total increase in revenues for the three month period ended March 31, 1995, related primarily to an increase in basic service revenues. Between March 31, 1994 and 1995, the Partnership added 3,577 basic subscribers, an increase of approximately 8 percent.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $390,920, or approximately 14 percent, from $2,703,079 for the three months ended March 31, 1994 to $3,093,999 for the comparable period in 1995. Operating expenses represented approximately 57 percent and 61 percent, respectively, of revenues for the three months ended March 31, 1994 and 1995. This increase in operating expenses was primarily due to increases in programming fees and personnel related costs, which accounted for approximately 41 percent and 30 percent, respectively, of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management and supervisory fees paid to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $6,124, or approximately one percent, from $694,444 for the three month period ended March 31, 1994 to $688,320 for the three month period ended March 31, 1995. This decrease was primarily the result of a decrease in allocated administrative costs from the Managing General Partner for the three month period ended March 31, 1995, as compared to the similar period one year ago. The change of ownership of the Managing General Partner will not have any material effect on the management fees and allocated administrative costs to the Partnership.

         Operating income before depreciation and amortization expense decreased $109,105, or approximately 8 percent, from $1,371,967 for the three month period ended March 31, 1994 to $1,262,862 for the comparable period in 1995. This decrease in operating income before depreciation and amortization expense was a result of the increase in operating expenses described above and was partially offset by the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than in prior years. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the Managing General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the Managing General Partner incur cost increases (due to, among other things, increases in programming fees, compliance costs associated with reregulation and competition) that exceed increases in revenue. The Managing General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging; and (c) marketing efforts targeted at non-subscribers.

         Interest expense increased $272,100, or approximately 62 percent, from $436,730 for the three months ended March 31, 1994 to $708,830 for the similar period in 1995. This increase in interest expense is primarily due to higher interest rates on interest bearing obligations during the three month period of 1995 as compared to the similar period one year ago.

         Net loss increased $61,675, from $2,320,417 for the three month period ended March 31, 1994 to $2,382,092 for the comparable period in 1995. These losses are the result of the factors discussed above, and are expected to continue in the future.

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


                               JONES GROWTH PARTNERS L.P.
                               a Colorado limited partnership


                               BY:  Jones Spacelink Cable Corporation



                               By:  /s/ Kevin P. Coyle
                                    Kevin P. Coyle
                                    Vice President/Finance
                                    (Principal Accounting and Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule