Form 10-Q
period 1995-06-30
JONES GROWTH PARTNERS L P
filed 1995-08-14
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ________ to ________

                         Commission File Number 0-17916

                           JONES GROWTH PARTNERS L.P.
                Exact name of registrant as specified in charter



Colorado                                                            84-1143409
State of Organization                                      IRS employer I.D. #


    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado 80155-3309
                     Address of principal executive office


                                 (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                              No ____

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                            June 30,        December 31,
                 ASSETS                                       1995             1994
                                                          ------------      ------------
CASH                                                      $    487,310      $    170,648

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $1,648 and $21,597 at June 30, 1995
  and December 31, 1994, respectively                           80,185            66,829

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                    45,094,257        43,210,371
  Less- accumulated depreciation                           (21,689,736)      (20,003,575)
                                                          ------------      ------------
                                                            23,404,521        23,206,796

  Franchise costs, net of accumulated amortization
    of $38,524,703 and $35,174,652 at June 30, 1995 and
    December 31, 1994, respectively                         21,332,245        24,682,296
  Subscriber lists, net of accumulated amortization
    of $7,724,947 and $7,053,212 at June 30, 1995 and
    December 31, 1994, respectively                          1,679,335         2,351,070
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,142,677 and
    $1,043,313 at June 30, 1995 and December 31,
    1994, respectively                                       6,798,378         6,897,742
                                                          ------------      ------------
Total investment in cable
  television properties                                     53,214,479        57,137,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                    807,834           942,774
                                                          ------------      ------------
Total assets                                              $ 54,589,808      $ 58,318,155
                                                          ============      ============



           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                         June 30,           December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)           1995                1994
                                                       ------------         ------------
LIABILITIES:
  Credit facility and other debt                       $ 35,229,992         $ 35,245,699
  Trade accounts payable and accrued liabilities          1,582,119              989,457
  Accrued interest                                          305,485               16,780
  Subscriber prepayments                                    118,643               50,301
                                                       ------------         ------------
Total liabilities                                        37,236,239           36,302,237
                                                       ------------         ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                       1,000                1,000
    Accumulated deficit                                    (572,860)            (526,237)
                                                       ------------         ------------
                                                           (571,860)            (525,237)
                                                       ------------         ------------
  Limited Partners-
    Net contributed capital (85,740 units outstanding
      at June 30, 1995 and December 31, 1994)            73,790,065           73,790,065
    Accumulated deficit                                 (55,864,636)         (51,248,910)
                                                       ------------         ------------
                                                         17,925,429           22,541,155
                                                       ------------         ------------
Total partners' capital (deficit)                        17,353,569           22,015,918
                                                       ------------         ------------
Total liabilities and partners' capital (deficit)      $ 54,589,808         $ 58,318,155
                                                       ============         ============


            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                  For the Three Months Ended             For the Six Months Ended
                                                           June 30,                               June 30,
                                                ------------------------------        ------------------------------
                                                    1995              1994                1995              1994
                                                -----------        -----------        -----------        -----------
REVENUES                                        $ 5,407,135        $ 4,897,932        $10,452,316        $ 9,667,422

COSTS AND EXPENSES:
  Operating expenses                              3,321,705          2,973,074          6,415,704          5,676,153
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner         673,089            611,272          1,361,409          1,305,716
  Depreciation and amortization                   2,933,919          3,245,000          5,872,187          6,490,001
                                                -----------        -----------        -----------        -----------
OPERATING LOSS                                   (1,521,578)        (1,931,414)        (3,196,984)        (3,804,448)

OTHER INCOME (EXPENSE):
  Interest expense                                 (701,407)          (501,636)        (1,410,237)          (947,513)
  Interest income                                     4,533             12,046             11,645             21,214
  Other, net                                        (61,805)          (107,241)           (66,773)          (117,915)
                                                -----------        -----------        -----------        -----------
NET LOSS                                        $(2,280,257)       $(2,528,245)       $(4,662,349)       $(4,848,662)
                                                ===========        ===========        ===========        ===========
ALLOCATION OF NET LOSS:
  Managing General Partner                      $   (22,803)       $   (25,282)       $   (46,623)       $   (48,487)
                                                ===========        ===========        ===========        ===========
  Limited Partners                              $(2,257,454)       $(2,502,963)       $(4,615,726)       $(4,800,175)
                                                ===========        ===========        ===========        ===========

NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                          $    (26.33)       $    (29.19)       $    (53.83)       $    (55.98)
                                                ===========        ===========        ===========        ===========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        85,740             85,740             85,740             85,740
                                                ===========        ===========        ===========        ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                For the Six Months Ended
                                                                        June 30,
                                                              -----------------------------
                                                                  1995              1994
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(4,662,349)      $(4,848,662)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                             5,872,187         6,490,001
      Amortization of interest rate protection contract            32,334            32,334
      Decrease (increase) in trade receivables                    (13,356)          252,615
      Decrease in deposits, prepaid expenses and other assets      37,730            43,123
      Increase in accounts payable to Jones Intercable, Inc.      (28,239)               --
      Increase in accrued liabilities, accrued interest
        and subscriber prepayments                                977,948           160,684
                                                              -----------       -----------
  Net cash provided by operating activities                     2,216,255         2,130,095
                                                              -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           (1,883,886)       (1,981,443)
                                                              -----------       -----------
  Net cash used in investing activities                        (1,883,886)       (1,981,443)
                                                              -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                         36,474            91,922
  Repayment of borrowings                                         (52,181)       (1,496,319)
                                                              -----------       -----------
  Net cash used in financing activities                           (15,707)       (1,404,397)
                                                              -----------       -----------
INCREASE (DECREASE) IN CASH                                       316,662        (1,255,745)

CASH, BEGINNING OF PERIOD                                         170,648         1,646,850
                                                              -----------       -----------
CASH, END OF PERIOD                                           $   487,310       $   391,105
                                                              ===========       ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                               $ 1,089,199       $   870,110
                                                              ===========       ===========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at June 30, 1995 and December 31, 1994, and its results of operations for the three month periods ended June 30, 1995 and 1994, its cash flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "Managing General Partner"). The Managing General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including all of the shares of the Managing General Partner. The Managing General Partner is thus now a wholly owned subsidiary of Intercable. Intercable is one of the largest cable television multiple system operators in the United States. The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $270,357 and $522,616, respectively, as compared to $244,897 and $483,371, respectively, for the three and six month periods ended June 30, 1994. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $54,071 and $104,523, respectively, as compared to $48,979 and $96,674, respectively, for the three and six month periods ended June 30, 1994.

        The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for three and six month periods ended June 30, 1995 were $348,661 and $734,270, respectively, as compared to $317,396 and $725,671, respectively, for the three and six month periods ended June 30, 1994.

(3) Certain prior year amounts have been reclassified to conform to the 1995 presentation.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


        For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $2,216,255, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, the Partnership expended approximately $1,884,000 for capital expenditures for the Wheaton System. Approximately 54 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 17 percent was for the purchase of pay security equipment and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash from operations. Capital expenditures for the remainder of 1995 are expected to be approximately $1,493,400 and are expected to be financed from available cash balances and cash flow from operations. For the remainder of 1995, approximately 50 percent will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

        In December 1994, the Partnership entered into a new $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At June 30, 1995, $35,000,000 was outstanding under the new agreement, leaving $1,000,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate plus 1-1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the commitment is also required. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.44 percent and 4.6 percent, respectively.

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


                             RESULTS OF OPERATIONS

        Revenues of the Partnership for the three months ended June 30, 1995 totaled $5,407,135, compared to $4,897,932 for the comparable 1994 period, an increase of $509,203, or approximately 10 percent. For the six months ended June 30, 1995, revenues totaled $10,452,316 compared to $9,667,422 for the same period one year ago, an increase of $784,894, or approximately 8 percent. Increases in basic subscribers accounted for approximately 44 percent and 59 percent, respectively, of the increases in revenue for the three and six month periods. Basic subscribers increased 3,423, or 7 percent, to 51,111 at June 30, 1995 from 47,688 at June 30, 1994. Basic service rate adjustments primarily accounted for the remainder of the increases in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $348,631, or approximately 12 percent, to $3,321,705 for the three months ended June 30, 1995 from $2,973,074 for the comparable period in 1994. Operating expenses represented approximately 61 percent of revenues for both the three months ended June 30, 1995 and 1994. This increase in operating expenses was primarily due to increases in programming fees, which accounted for approximately 52 percent of the increase. Operating expenses increased $739,551, or approximately 13 percent, to $6,415,704 for the six months ended June 30, 1995 from $5,676,153 for the comparable period in 1994. This increase is due primarily to increases in programming fees and personnel costs which accounted for approximately 46 percent and 16 percent, respectively, of the increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

        Management and supervisory fees paid to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $61,817, or approximately 10 percent, to $673,089 for the three month period ended June 30, 1995 from $611,272 for the three month period ended June 30, 1994. Management and supervisory fees paid to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $55,693, or approximately 4 percent, to $1,361,409 for the six month period ended June 30, 1995 from $1,305,716 for the six month period ended June 30, 1994. These increases were primarily the result of the increase in revenues, upon which such fees and allocations are based. The change of ownership of the Managing General Partner did not have any material effect on the management fees and allocated administrative costs to the Partnership.

        Operating income before depreciation and amortization expense increased $53,278, or approximately 4 percent, to $1,412,341 for the three month period ended June 30, 1995 from $1,313,586 for the comparable period in 1994. This increase in operating income before depreciation and amortization expense was a result of the increase in revenues exceeding the increase in operating expenses described above. Operating income before depreciation and amortization expense decreased $10,350, or less than 1 percent, to $2,675,203 for the six months ended June 30, 1995 from $2,685,553 for the comparable period in 1994.

        Interest expense increased $199,771, or approximately 40 percent, to $701,407 for the three months ended June 30, 1995 from $501,636 for the similar period in 1994. Interest expense increased $462,724, or approximately 49 percent, to $1,410,237 for the six months ended June 30, 1995 from $947,513 for the six months ended June 30, 1994. These increases in interest expense are primarily due to higher interest rates and higher outstanding balances on interest bearing obligations during the three and six month periods of 1995 as compared to the similar period one year ago.

        Net loss decreased $247,988, or approximately 10 percent, to $2,280,257 for the three month period ended June 30, 1995 from $2,528,245 for the comparable period in 1994. Net loss decreased $186,313, or approximately 4 percent to $4,662,349 for the six month period ended June 30, 1995 from $4,848,662 for the comparable period in 1994. These losses are the result of the factors discussed above, and are expected to continue in the future.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

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


                                      JONES GROWTH PARTNERS L.P.
                                      a Colorado limited partnership
                                      BY:  Jones Spacelink Cable Corporation



                                       By:  /S/ Kevin P. Coyle
                                            -----------------------------
                                            Kevin P. Coyle
                                            Group Vice President/Finance
                                            (Principal Financial Officer)


Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule