Form 10-Q
period 1995-09-30
JONES GROWTH PARTNERS L P
filed 1995-11-13
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended   September 30, 1995
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from _________ to _________

                         Commission File Number 0-17916

                          JONES GROWTH PARTNERS L.P.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter



Colorado                                                              84-1143409
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

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                 September 30,             December 31,
                     ASSETS                                          1995                      1994
                     ------                                      -------------             ------------
CASH                                                             $    104,902              $    170,648

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $26,784 and $21,597 at
  September 30, 1995 and December 31, 1994,
  respectively                                                         84,555                    66,829

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           46,236,128                43,210,371
  Less-accumulated depreciation                                   (22,545,667)              (20,003,575)
                                                                 ------------              ------------
                                                                   23,690,461                23,206,796

  Franchise costs, net of accumulated amortization
    of $40,199,728 and $35,174,652 at September 30, 1995
    and December 31, 1994, respectively                            19,657,220                24,682,296
  Subscriber lists, net of accumulated amortization
    of $8,060,814 and $7,053,212 at September 30, 1995
    and December 31, 1994, respectively                             1,343,468                 2,351,070
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $1,192,358 and
    $1,043,313 at September 30, 1995 and December 31,
    1994, respectively                                              6,748,697                 6,897,742
                                                                 ------------              ------------

         Total investment in cable
           television properties                                   51,439,846                57,137,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                           712,014                   942,774
                                                                 ------------              ------------

         Total assets                                            $ 52,341,317              $ 58,318,155
                                                                 ============              ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS

                                                                  September 30,           December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1995                    1994
     -------------------------------------------                  -------------           ------------
LIABILITIES:
  Credit facility and other debt                                  $ 35,502,107            $ 35,245,699
  Trade accounts payable and accrued liabilities                     1,141,871                 989,457
  Accrued interest                                                     395,072                  16,780
  Subscriber prepayments                                                51,642                  50,301
                                                                  ------------            ------------

         Total liabilities                                          37,090,692              36,302,237
                                                                  ------------            ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                  1,000                   1,000
    Accumulated deficit                                               (593,890)               (526,237)
                                                                  ------------            ------------

                                                                      (592,890)               (525,237)
                                                                  ------------            ------------

  Limited Partners-
    Net contributed capital (85,740 units
       outstanding at September 30, 1995 and
       December 31, 1994)                                           73,790,065              73,790,065
    Accumulated deficit                                            (57,946,550)            (51,248,910)
                                                                  ------------            ------------

                                                                    15,843,515              22,541,155
                                                                  ------------            ------------

         Total partners' capital (deficit)                          15,250,625              22,015,918
                                                                  ------------            ------------

         Total liabilities and partners' capital (deficit)        $ 52,341,317            $ 58,318,155
                                                                  ============            ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                    For the Three Months Ended              For the Nine Months Ended
                                                            September 30,                         September 30,
                                                  -------------------------------         -----------------------------
                                                     1995                1994                1995              1994
                                                  -----------         -----------         -----------       -----------
REVENUES                                          $ 5,309,508         $ 4,913,878         $15,761,824       $14,581,300

COSTS AND EXPENSES:
  Operating expenses                                3,201,939           2,812,320           9,617,643         8,570,473
  Management and supervisory fees to the
    General Partner and allocated administrative
    costs from the Managing General Partner           678,144             628,207           2,039,553         1,933,923
  Depreciation and amortization                     2,933,919           3,245,001           8,806,106         9,735,002
                                                  -----------         -----------         -----------       -----------

OPERATING LOSS                                     (1,504,494)         (1,771,650)         (4,701,478)       (5,658,098)
                                                  -----------         -----------         -----------       -----------

OTHER INCOME (EXPENSE):
  Interest expense                                   (667,974)           (563,394)         (2,078,211)       (1,510,907)
  Interest income                                       6,052               5,754              17,697            26,968
  Other, net                                           63,472             (90,173)             (3,301)         (208,088)
                                                  -----------         -----------         -----------       -----------

NET LOSS                                          $(2,102,944)        $(2,419,463)        $(6,765,293)      $(7,350,125)
                                                  ===========         ===========         ===========       ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                        $   (21,029)        $   (24,194)        $   (67,653)      $   (73,501)
                                                  ===========         ===========         ===========       ===========

  Limited Partners                                $(2,081,915)        $(2,395,269)        $(6,697,640)      $(7,276,624)
                                                  ===========         ===========         ===========       ===========


NET LOSS PER LIMITED PARTNERSHIP
  UNIT                                            $    (24.28)        $    (27.93)        $    (78.12)      $    (84.86)
                                                  ===========         ===========         ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                          85,740              85,740              85,740            85,740
                                                  ===========         ===========         ===========       ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                       For the Nine Months Ended
                                                                                               September 30,
                                                                                  ------------------------------------
                                                                                      1995                   1994
                                                                                  ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        $ (6,765,293)           $ (7,350,125)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                                  8,806,106               9,735,002
      Amortization of interest rate protection contract                                 48,501                  48,501
      Decrease (increase) in trade receivables                                         (17,726)                187,046
      Decrease in deposits, prepaid expenses and other assets                           99,968                 101,171
      Increase in accrued liabilities, accrued interest and
        subscriber prepayments                                                         532,047                 279,138
                                                                                  ------------            ------------

          Net cash provided by operating activities                                  2,703,603               3,000,733
                                                                                  ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (3,025,757)             (2,799,631)
                                                                                  ------------            ------------

          Net cash used in investing activities                                     (3,025,757)             (2,799,631)
                                                                                  ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                             336,474               1,223,957
  Repayment of borrowings                                                              (80,066)             (2,250,522)
                                                                                  ------------            ------------

          Net cash provided by (used in) financing activities                          256,408              (1,026,565)
                                                                                  ------------            ------------

DECREASE IN CASH                                                                       (65,746)               (825,463)

CASH, BEGINNING OF PERIOD                                                              170,648               1,646,850
                                                                                  ------------            ------------

CASH, END OF PERIOD                                                               $    104,902            $    821,387
                                                                                  ============            ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                   $  1,651,419            $  1,414,775
                                                                                  ============            ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1995 and December 31, 1994, and its results of operations for the three month periods ended September 30, 1995 and 1994, its cash flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "Managing General Partner"). The Managing General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including all of the shares of the Managing General Partner. The Managing General Partner is thus now a wholly owned subsidiary of Intercable. The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $265,475 and $788,091, respectively, compared to $245,694 and $729,065, respectively, for the three and nine month periods ended September 30, 1994. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $53,095 and $157,618, respectively, compared to $49,139 and $145,813, respectively, for the three and nine month periods ended September 30, 1994.

         The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for three and nine month periods ended September 30, 1995 were $359,574 and $1,093,844, respectively, compared to $333,374 and $1,059,045, respectively, for the three and nine month periods ended September 30, 1994.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities totaling approximately $2,704,000, which is available to fund capital expenditures and non-operating costs.
During the first nine months of 1995, the Partnership expended approximately $3,026,000 for capital expenditures for the Wheaton System. Approximately 65 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 8 percent was for the purchase of pay security equipment and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash from operations. Capital expenditures for the remainder of 1995 are expected to be approximately $352,000 and are expected to be financed from available cash balances and cash flow from operations. For the remainder of 1995, approximately 59 percent will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

         In December 1994, the Partnership entered into a new $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At September 30, 1995, $35,300,000 was outstanding under the new agreement, leaving $700,000 available for future needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate ("LIBOR") plus 1- 1/4 percent. A fee of 3/8 of one percent per annum on the unused portion of the commitment is also required. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.15 percent and 6.3 percent, respectively.

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

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.


                             RESULTS OF OPERATIONS

         Revenues of the Partnership for the three months ended September 30, 1995 totaled $5,309,508, compared to $4,913,878 for the comparable 1994 period, an increase of $395,630, or approximately 8 percent. For the nine months ended September 30, 1995, revenues totaled $15,761,824 compared to $14,581,300 for the same period one year ago, an increase of $1,180,524, or approximately 8 percent. Increases in basic subscribers accounted for approximately 50 percent and 59 percent, respectively, of the increases in revenue for the three and nine month periods. Basic subscribers increased by 3,114 subscribers, or approximately 6 percent, to 51,416 at September 30, 1995 from 48,302 at September 30, 1994. Basic service rate adjustments primarily accounted for the remainder of the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $389,619, or approximately 14 percent, to $3,201,939 for the three months ended September 30, 1995 from $2,812,320 for the comparable period in 1994. Operating expenses represented approximately 60 percent and 57 percent, respectively, of revenues for the three months ended September 30, 1995 and 1994. This increase in operating expenses was primarily due to increases in programming expenses and personnel expenses, which accounted for 43 percent and 15 percent, respectively, of the total increase. Operating expenses increased $1,047,170, or approximately 12 percent, to $9,617,643 for the nine months ended September 30, 1995 from $8,570,473 for the comparable period in 1994. This increase was due primarily to increases in programming expenses and personnel expenses, which accounted for approximately 43 percent and 17 percent, respectively, of the total increase. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management and supervisory fees paid to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $49,937, or approximately 8 percent, to $678,144 for the three month period ended September 30, 1995 from $628,207 for the three month period ended September 30, 1994. Management and supervisory fees paid to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $105,630, or approximately 5 percent, to $2,039,553 for the nine month period ended September 30, 1995 from $1,933,923 for the nine month period ended September 30, 1994. These increases were primarily the result of the increase in revenues, upon which such management fees are based, as well as increases in allocated administrative costs from the Managing General Partner. The change of ownership of the Managing General Partner did not have any material effect on the management fees and allocated administrative costs to the Partnership.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense decreased $43,926, or approximately 3 percent, to $1,429,425 for the three month period ended September 30, 1995 from $1,473,351 for the comparable period in 1994. This decrease in operating income before depreciation and amortization expense was a result of the increase in operating expenses and management and supervisory fees and allocated administrative costs exceeding the increase in revenues. Operating income before depreciation and amortization expense increased $27,724, or less than 1 percent, to $4,104,628 for the nine months ended September 30, 1995 from $4,076,904 for the comparable period in 1994. This increase was due to the increase in revenues exceeding the increase in operating expenses described above.

         Interest expense increased $104,580, or approximately 19 percent, to $667,974 for the three months ended September 30, 1995 from $563,394 for the similar period in 1994. Interest expense increased $567,304, or approximately 38 percent, to $2,078,211 for the nine months ended September 30, 1995 from $1,510,907 for the nine months ended September 30, 1994. These increases in interest expense were primarily due to higher interest rates and higher outstanding balances on interest bearing obligations during the three and nine month periods of 1995 as compared to the similar periods one year ago.

         Net loss decreased $316,519, or approximately 13 percent, to $2,102,944 for the three month period ended September 30, 1995 from $2,419,463 for the comparable period in 1994. Net loss decreased $584,832, or approximately 8 percent, to $6,765,293 for the nine month period ended September 30, 1995 from $7,350,125 for the comparable period in 1994. These losses were the result of the factors discussed above, and are expected to continue in the future.

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


                                        JONES GROWTH PARTNERS L.P.
                                        a Colorado limited partnership
                                        BY:  Jones Spacelink Cable Corporation



                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)


Dated:  November 13, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                         PAGE
------                         -------------------                         ----
27                 Financial Data Schedule