Form 10-K405
period 1995-12-31
JONES GROWTH PARTNERS L P
filed 1996-04-01
CIK 843010

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  0-17916

                           JONES GROWTH PARTNERS L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                            84-1143409
            --------                                            ----------
     State of Organization                                     (IRS Employer
                                                             Identification No.)

   P.O. Box 3309, Englewood,
      Colorado 80155-3309                                  (303) 792-3111
- -------------------------------                            --------------
(Address of principal executive                      (Registrant's telephone no.
     office and Zip Code                                 including area code)

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

                       Yes     x                   No
                             -----                      -----

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:        N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Growth Partners L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Spacelink Cable Corporation, a Colorado corporation, is the managing general partner (the "Managing General Partner") and Growth Partners Inc., a Delaware corporation, is the associate general partner (the "Associate General Partner") of the Partnership. The Managing General Partner is a wholly-owned subsidiary of Jones Intercable, Inc. ("Intercable"). Intercable is a Colorado corporation engaged in the business of owning and operating cable television systems. The Associate General Partner is an affiliate of Lehman Brothers Inc. The Partnership owns the cable television systems serving the communities of Addison, Glen Ellyn, Warrenville, West Chicago, Wheaton, St. Charles, Geneva, Winfield and certain portions of unincorporated DuPage and Kane Counties, all in the State of Illinois (the "Wheaton System"). See Item 2.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Wheaton System. At December 31, 1995, the Wheaton System's monthly basic service rates ranged from $9.60 to $11.29, monthly basic and tier ("basic plus") service rates ranged from $19.95 to $23.62 and monthly premium services ranged from $4.95 to $12.95 per premium service. In addition, the Partnership earns revenues from the Wheaton System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $42.46; however, from time to time the Wheaton System has followed the common industry practice of reducing or waiving the installation fee during promotional periods.
Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Wheaton System, basic service and tier service fees accounted for approximately 65% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Wheaton System.

         FRANCHISES. The Wheaton System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Wheaton System's franchises require that franchise fees generally based on gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods.

         The Partnership holds 10 franchises for the Wheaton System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates range from April 1996 to October 2004. The Partnership is currently negotiating the renewal of the one franchise that will expire prior to December 31, 1996, and the General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership, the Managing General Partner nor Intercable has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that the cable television systems owned or managed by Intercable will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The Managing General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with cable television systems owned or managed by Intercable.

         The Managing General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by Intercable. Ameritech has also sought and in the future may seek franchises in areas served by the Wheaton System. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by Intercable. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by Intercable. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of Intercable's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. Due to limitations in the Partnership's limited partnership agreement relating to the types of business in which the Partnership can be engaged, the Partnership will not likely provide telephone local exchange services in its cable systems.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the
7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise. The procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Wheaton System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Wheaton System is not significant. The Managing General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES

         The Partnership acquired the Wheaton System in October 1989. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Wheaton System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Wheaton System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Wheaton System operated cable plant passing approximately 80,000 homes, representing an approximate 60% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                                               At December 31,
                                                                   ---------------------------------------
         WHEATON SYSTEM                                             1995            1994             1993
         --------------                                            ------          ------           ------
         Monthly basic plus service rate                         $  23.61       $   22.11        $   22.11
         Basic subscribers                                         52,457          49,415           45,884
         Pay units                                                 39,691          40,065           39,984



                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. As of February 15, 1996, the number of equity security holders in the Partnership was 9,153.

ITEM 6. SELECTED FINANCIAL DATA

                                                   For the Year Ended December 31,
                               ----------------------------------------------------------------------------
                                    1995           1994           1993            1992             1991
                               ---------------------------------------------------------- -----------------
Revenues                        $21,248,133   $19,615,180     $19,354,715     $18,276,938      $16,342,326
Depreciation and
  Amortization                  11,742,487     12,583,108      12,737,314      12,396,480       11,771,912
Operating Loss                  (6,103,218)    (7,334,009)     (7,047,610)     (7,461,060)      (7,912,013)
Net Loss                        (8,755,438)    (9,644,492)     (8,926,720)     (9,538,943)     (10,686,715)
Weighted average
  number of Limited
  Partner Units
  Outstanding                       85,740         85,740          85,740          85,740           85,740
General Partners'
  Deficit                         (612,791)      (525,237)       (428,792)       (339,525)        (244,136)
Limited Partners'
  Capital                       13,873,271     22,541,155      32,089,202      40,926,655       50,370,209
Total Assets                    50,472,401     58,318,155      69,055,535      78,108,627       87,242,993
Credit Facility
  and Other Debt                35,431,966     35,245,699      35,944,662      35,825,369       35,402,830
Managing General
  Partner Advances                   -             -               -              166,931           38,854

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 Compared to 1994 -

  Revenues of the Partnership for the year ended December 31, 1995 totaled $21,248,133, compared to $19,615,180 in 1994, an increase of $1,632,953, or approximately 8 percent. Increases in basic subscribers accounted for approximately 59 percent of the increase in revenues. Basic subscribers increased by 3,042 subscribers, or approximately 6 percent, to 52,457 at December 31, 1995 from 49,415 at December 31, 1994. Basic service rate adjustments accounted for approximately 41 percent of the increase in revenues.

  Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and consumer marketing expenses.

  Operating expenses increased $1,108,961, or approximately 9 percent, to $12,822,206 in 1995 from $11,713,245 in 1994. Operating expenses represented approximately 60 percent and 59 percent, respectively, of revenues in 1995 and 1994. The increase in operating expenses was primarily the result of increases in programming fees, which accounted for approximately 41 percent of the increase, and franchise fees, which accounted for approximately 13 percent of the increase. No other individual factor significantly affected the increase in operating expense for the period.

  Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $133,822, or approximately 5 percent, to $2,786,658 in 1995 from $2,652,836 in 1994. These increases were primarily the result of increases in revenues, upon which such management and supervisory fees are based, as well as increases in allocated administrative costs from the Managing General Partner.

  Depreciation and amortization expense decreased $840,621, or approximately 7 percent, to $11,742,487 in 1995 compared to $12,583,108 in 1994. This decrease was the result of the maturation of the Partnership's tangible asset base.

  Operating loss decreased $1,230,791, or approximately 17 percent, to $6,103,218 in 1995 from $7,334,009 in 1994. This decrease was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

  The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $390,170, or approximately 7 percent, to $5,639,269 in 1995 from $5,249,099 in 1994 as a result of the increases in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

  Interest expense increased $611,750, or approximately 28 percent, to $2,762,535 in 1995 from $2,150,785 in 1994. This increase in interest expense is primarily due to higher outstanding balances on interest bearing obligations during 1995.

  Net loss decreased $889,054, or approximately 9 percent, to $8,755,438 in 1995 from $9,644,492 in 1994. The decrease was the result of the factors discussed above.

1994 Compared to 1993 -

  Revenues of the Partnership for the year ended December 31, 1994 totaled $19,615,180, compared to $19,354,715 in 1993, an increase of $260,465, or approximately 1 percent. Increases in basic subscribers primarily accounted for the increase in revenues. The Partnership added 3,531 basic subscribers in 1994, an increase of approximately 8 percent. Basic subscribers totaled 49,415 at December 31, 1994 compared to 45,884 at December 31, 1993. Increases in advertising revenue also contributed to the increase in revenue. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993 and February 1994, with which the Partnership complied effective September 1993 and July 1994, respectively.

  Operating expenses increased $830,868, or approximately 8 percent, to $11,713,245 in 1994 from $10,882,377 in 1993. Operating expenses represented approximately 59 percent and 56 percent, respectively, of revenues in 1994 and 1993. The total increase in operating expenses for the year ended December 31, 1994 as compared to the prior year was the result of increases in programming fees, system office costs and advertising sales related costs and was partially offset by a decrease in copyright related costs. No other individual factor significantly affected the increase in operating expense for the period.

  Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $129,798, or approximately 4 percent, to $2,652,836 in 1994 from $2,782,634 in 1993. This decrease is primarily the result of a decrease in the allocated administrative costs, which was the result of a change in the Managing General Partner's allocation methodology.

  Depreciation and amortization expense increased $154,206, or approximately 1 percent, to $12,583,108 in 1994 from $12,737,314 in 1993. The increase was a result of capital additions during 1994.

  Operating income before depreciation and amortization expense decreased $440,605, or approximately 8 percent, to $5,249,099 in 1994 from $5,689,704 in
1993 as a result of the increases in operating expenses exceeding the increases in revenues and the decreases in management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner.

  Interest expense increased $347,558, or approximately 19 percent, to $2,150,785 in 1994 from $1,803,227 in 1993. This increase in interest expense is primarily due to higher average interest rates charged on interest bearing obligations and was partially offset by lower average outstanding balances on interest bearing obligations during 1994 as compared to 1993.

  Net loss increased $717,772, or approximately eight percent, to $9,644,492 in 1994 from $8,926,720 in 1993. These losses are the result of the factors discussed above, and are expected to continue.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Partnership generated net cash from operating activities totaling approximately $3,678,500, which is available to fund capital expenditures and non-operating costs. During 1995, the Partnership expended approximately $3,990,000 for capital expenditures for the Wheaton System. Approximately 51 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 14 percent was for the purchase of pay security equipment and the remainder of these expenditures was for various system enhancements. Such expenditures were primarily financed by cash from operations. Capital expenditures for 1996 are expected to be approximately $4,339,000 and are expected to be financed by available cash balances and cash flow from operations. Approximately 39 percent will relate to cable, hardware and labor to extend the cable plant and to make additional subscriber installations in the Wheaton System. Approximately 14 percent will be for service drops to homes. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements.

         In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At December 31, 1995, $35,200,000 was outstanding under the revolving credit agreement, leaving $800,000 available for liquidity needs of the Partnership in 1996. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.16 percent and 7.22 percent, respectively.

         The Managing General Partner presently believes cash flow from operations and available borrowings under the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

REGULATORY MATTERS

The Partnership has filed a cost of service showing in response to rulemakings concerning the 1992 Cable Act for the Wheaton System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of- service showing will prevent further rate reductions until such final approval is received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

                           JONES GROWTH PARTNERS L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994



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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Jones Growth Partners L.P.:

We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                         /s/ ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS


                                                                                    December 31,
                                                                    -------------------------------------------
                                                                          1995                         1994
                                                                    ---------------              --------------
CASH                                                                 $      45,490               $     170,648

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $19,111 and $21,597 at
  December 31, 1995 and 1994, respectively                                 286,891                      66,829

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                47,200,274                  43,210,371
  Less- accumulated depreciation                                       (23,414,677)                (20,003,575)
                                                                     -------------               -------------
                                                                        23,785,597                  23,206,796

  Franchise costs, net of accumulated amortization of
    $41,874,753 and $35,174,652 at December 31, 1995
    and 1994, respectively                                              17,982,195                  24,682,296
  Subscriber lists, net of accumulated amortization
    of $8,396,681 and $7,053,212 at December 31, 1995
    and 1994, respectively                                               1,007,601                   2,351,070
  Costs in excess of interests in net assets purchased, net of accumulated amortization of $1,242,040 and $1,043,313
    at December 31, 1995 and 1994, respectively                          6,699,015                   6,897,742
                                                                     -------------               -------------

      Total investment in cable
        television properties                                           49,474,408                  57,137,904

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                665,612                     942,774
                                                                     -------------               -------------

      Total assets                                                   $  50,472,401               $  58,318,155
                                                                     =============               =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)


                                                                                      December 31,
                                                                        ----------------------------------------
                                                                              1995                      1994
                                                                        --------------            --------------
LIABILITIES:
  Credit facility and other debt                                         $ 35,431,966              $ 35,245,699
  Trade accounts payable and accrued liabilities                            1,322,658                   989,457
  Accrued interest                                                            407,032                    16,780
  Subscriber prepayments                                                       50,265                    50,301
                                                                          -----------               -----------


      Total liabilities                                                    37,211,921                36,302,237
                                                                          -----------               -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                         1,000                     1,000
    Accumulated deficit                                                      (613,791)                 (526,237)
                                                                          -----------               -----------
                                                                             (612,791)                 (525,237)
                                                                          -----------               -----------

  Limited Partners-
    Net contributed capital (85,740 units
      outstanding at December 31, 1995 and 1994)                           73,790,065                73,790,065
    Accumulated deficit                                                   (59,916,794)              (51,248,910)
                                                                          -----------               -----------

                                                                           13,873,271                22,541,155
                                                                          -----------               -----------

      Total partners' capital (deficit)                                    13,260,480                22,015,918
                                                                          -----------               -----------

      Total liabilities and partners' capital (deficit)                  $ 50,472,401              $ 58,318,155
                                                                          ===========               ===========



                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                        For the Year Ended
                                                                            December 31,
                                                      --------------------------------------------------------
                                                            1995                1994                1993
                                                      ---------------      --------------       --------------
REVENUES                                              $  21,248,133         $ 19,615,180         $ 19,354,715

COSTS AND EXPENSES:
  Operating expenses                                     12,822,206           11,713,245           10,882,377
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner               2,786,658            2,652,836            2,782,634
  Depreciation and amortization                          11,742,487           12,583,108           12,737,314
                                                       ------------          -----------          -----------

OPERATING LOSS                                           (6,103,218)          (7,334,009)          (7,047,610)
                                                       ------------          -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (2,762,535)          (2,150,785)          (1,803,227)
  Interest income                                            18,010               31,884               27,385
  Other, net                                                 92,305             (191,582)            (103,268)
                                                       ------------          -----------          -----------

NET LOSS                                              $  (8,755,438)        $ (9,644,492)        $ (8,926,720)
                                                       ============          ===========          ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                            $     (87,554)        $    (96,445)        $    (89,267)
                                                       ============          ===========          ===========

  Limited Partners                                    $  (8,667,884)        $ (9,548,047)        $ (8,837,453)
                                                       ============          ===========          ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                 $     (101.09)        $    (111.36)        $    (103.07)
                                                       ============          ===========          ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNER UNITS OUTSTANDING                                  85,740               85,740               85,740
                                                       ============          ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                      For the Year Ended
                                                                          December 31,
                                                   --------------------------------------------------------
                                                         1995                1994                  1993
                                                   --------------       --------------        -------------
GENERAL PARTNERS:
  Balance, beginning of year                       $   (525,237)        $   (428,792)         $   (339,525)
  Net loss for the year                                 (87,554)             (96,445)              (89,267)
                                                    -----------          -----------           -----------

  Balance, end of year                             $   (612,791)        $   (525,237)         $   (428,792)
                                                    ===========          ===========           ===========

LIMITED PARTNERS:
  Balance, beginning of year                       $ 22,541,155         $ 32,089,202          $ 40,926,655
  Net loss for the year                              (8,667,884)          (9,548,047)           (8,837,453)
                                                    -----------          -----------           -----------

  Balance, end of year                             $ 13,873,271         $ 22,541,155          $ 32,089,202
                                                    ===========          ===========           ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  For the Year Ended
                                                                                      December 31,
                                                                  ------------------------------------------------------
                                                                        1995             1994                  1993
                                                                  ---------------    ---------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (8,755,438)      $ (9,644,492)        $ (8,926,720)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                                  11,742,487         12,583,108           12,737,314
      Amortization of interest rate protection contract                  64,664             64,668               64,668
      Decrease (increase) in trade receivables                         (220,062)           164,524              (38,882)
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                123,410            (76,583)             (34,891)
      Increase (decrease) in accrued liabilities, accrued
        interest and subscriber prepayments                             723,417           (393,925)             (78,734)
      Decrease in accounts payable to Jones Intercable, Inc.              -                  -                 (166,931)
                                                                   ------------       ------------         ------------

Net cash provided by operating activities                             3,678,478          2,697,300            3,555,824
                                                                   ------------       ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (3,989,903)        (3,474,539)          (2,530,983)
                                                                   ------------       ------------         ------------

Net cash used in investing activities                                (3,989,903)        (3,474,539)          (2,530,983)
                                                                   ------------       ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              598,379         36,155,437            1,142,586
  Repayments of borrowings                                             (412,112)       (36,854,400)          (1,023,293)
                                                                   ------------       ------------         ------------

Net cash provided by (used in) financing
  activities                                                            186,267           (698,963)             119,293
                                                                   ------------       ------------         ------------

INCREASE (DECREASE) IN CASH                                            (125,158)        (1,476,202)           1,144,134

CASH, BEGINNING OF YEAR                                                 170,648          1,646,850              502,716
                                                                   ------------       ------------         ------------

CASH, END OF YEAR                                                  $     45,490       $    170,648         $  1,646,850
                                                                   ============       ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $  2,307,619       $  2,266,213         $  1,755,670
                                                                   ============       ============         ============



                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS:

         Formation and Business

Jones Growth (the "Partnership"), a Colorado limited partnership, was formed on June 14, 1989, pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Spacelink Cable Corporation is the "Managing General Partner" and, until December 20, 1994, was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"). On December 20, 1994, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including all of the shares of Jones Spacelink Cable Corporation, which as a result on that date became a wholly owned subsidiary of Intercable. The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. Growth Partners Inc. is the "Associate General Partner" and is an affiliate of Lehman Brothers Inc.

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

All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partners, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership's agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Accounting Records

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the Managing General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property, Plant and Equipment

Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

         Cable distribution systems             5-15 years
         Equipment and tools                       5 years
         Office furniture and equipment            5 years
         Buildings                             10-20 years
         Vehicles                                  3 years

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

(3) TRANSACTIONS WITH THE ASSOCIATE GENERAL PARTNER, MANAGING GENERAL PARTNER AND CERTAIN OF ITS AFFILIATES:

         Management Fees, Distribution Ratios and Reimbursements

         The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1995, 1994 and 1993 were $1,062,407, $980,759 and $967,736, respectively. The Associate General Partner is entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1995 were $200,000. Such fees were paid in March 1996. Supervisory fees paid to the Associate General Partner by the Partnership for the years ended December 31, 1994 and 1993 were $196,152 and $193,547, respectively.

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

         The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1995, 1994 and 1993 were $1,524,251, $1,475,925 and
$1,465,872, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Superaudio, Mind Extension University and Jones Computer Network, all of which are affiliates of the Managing General Partner.

         Payments to Superaudio by the Partnership for the years ended December 31, 1995, 1994 and 1993 totaled $28,639, $28,415 and $27,910, respectively.
Payments to Mind Extension University for the years ended December 31, 1995, 1994 and 1993 totaled $30,636, $25,748 and $16,242, respectively. Payments to Jones Computer Network for the years ended December 31, 1995 and 1994 totaled $52,346 and $10,683, respectively.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers.
Product Information Network paid commissions to the Partnership for the years ended December 31, 1995 and 1994 totaled $59,858 and $32,863, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                           December 31,
                                                                -------------------------------

                                                                      1995              1994
                                                                -------------     -------------
         Cable distribution systems                             $  41,392,026     $  37,566,836
         Equipment and tools                                        2,601,296         2,497,923
         Office furniture and equipment                             2,444,845         2,444,845
         Buildings                                                     19,823            19,823
         Vehicles                                                     637,284           575,944
         Land                                                         105,000           105,000
                                                                -------------     -------------

                                                                $  47,200,274     $  43,210,371

            Less:  accumulated depreciation                     $ (23,414,677)    $ (20,003,575)
                                                                -------------     -------------

                                                                $  23,785,597     $  23,206,796
                                                                =============     =============


(5)      DEBT:

         In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At December 31, 1995, $35,200,000 was outstanding under the revolving credit agreement, leaving $800,000 available for liquidity needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/4 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.16 percent and 7.22 percent, respectively.

         Total Partnership debt consists of the following:

                                                                              December 31,
                                                                    ----------------------------------
                                                                         1995                  1994
                                                                    -------------         ------------
Lending institutions-
    Revolving credit and term loan facility                           $35,200,000          $35,000,000
Capital lease obligations                                                 231,966              245,699
                                                                      -----------          -----------

                                                                      $35,431,966          $35,245,699
                                                                      ===========          ===========

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $20,000,000. The Partnership paid a fee of $194,000 for the rate cap agreement. The agreement protected the Partnership from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. This agreement expired January 12, 1996.

         Installments due on all debt principal for the five years in the period ending December 31, 2000 and thereafter, respectively, are: $69,590, $3,589,590, $4,293,590, $5,303,196, $7,040,000 and $15,136,000.

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6) INCOME TAXES:

         Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Partnership are prepared and filed by the Managing General Partner.

         The Partnership's tax returns, the qualification of the Partnership as such for tax purposes, and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general partners and limited partners would likely be changed accordingly.

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

(7) COMMITMENTS AND CONTINGENCIES:

         The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $222,005, $319,495 and $310,788, forthe years ended December 31, 1995, 1994 and 1993, respectively. Future minimum lease payments, as of December 31, 1995, under noncancelable operating leases for the five years in the period ending December 31, 2000, and thereafter are as follows:


          1996                                               $231,882
          1997                                                237,299
          1998                                                200,133
          1999                                                 98,175
          2000                                                   -
          Thereafter                                             -
                                                             --------

          Total future minimum lease payments                $767,489
                                                             ========

(8) SUPPLEMENTARY PROFIT AND LOSS INFORMATION:

Supplementary profit and loss information for the respective periods is presented below:

                                                          Year Ended December 31,
                                            ----------------------------------------------------

                                                 1995               1994              1993
                                            ------------       -------------      --------------
Maintenance and repairs                     $   251,620        $     269,565      $      357,386
                                            ===========        =============      ==============

Taxes, other than income and
   payroll taxes                            $    82,174        $      76,239      $       73,114
                                            ===========        =============      ==============

Advertising                                 $   470,562        $     515,701      $      449,517
                                            ===========        =============      ==============

Depreciation of property,
   plant and equipment                      $ 3,468,654        $   4,340,811      $    4,495,018
                                            ===========        =============      ==============

Amortization of intangible assets           $ 8,273,833        $   8,242,297      $    8,242,296
                                            ===========        =============      ==============

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

         Name                       Age         Positions with the Managing General Partner
         ----                       ---         -------------------------------------------
         Glenn R. Jones             66          Chairman of the Board and Chief Executive Officer
         James B. O'Brien           46          President
         Ruth E. Warren             46          Vice President/Operations
         Elizabeth M. Steele        44          Vice President and Secretary
         Kevin P. Coyle             44          Vice President/Finance
         Larry W. Kaschinske        36          Controller
         Timothy J. Burke           45          Director


         Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Intercable since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Intercable and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.


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

         Certain information concerning the directors and executive officers of the Associate General Partner is set forth below.

         Name                       Age              Positions with the Associate General Partner
         ----                       ---              --------------------------------------------
         Rocco F. Andriola          37               President and Chief Executive Officer
         John H. Ng                 45               Vice President
         Mark J. Marcucci           33               Vice President

         Mr. Rocco F. Andriola serves as Senior Vice President of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since June 1991. From June 1989 though May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group within the General Counsel's Office of Lehman. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney.

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

         Mr. Marcucci is a Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York.

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

         The Partnership also reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses.

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

         Product Information Network ("PIN"), an affiliate of the Managing General Partner, provides advertising time for third parties on the Wheaton System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $59,858.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                                   ----------------------------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
         Management fee, Managing General Partner             $1,062,407             $980,759              $967,736
         Supervisory fee, Associate General Partner              200,000              196,152               193,547
         Allocation of expenses                                1,511,770            1,475,925             1,465,782
         Amount of advances outstanding                              -0-                  -0-                   -0-
         Highest amount of advances outstanding                      -0-                  -0-               419,620
         Programming fees:
                 Superaudio                                       28,639               28,415                27,910
                 Mind Extension University                        30,636               25,748                16,242
                 Jones Computer Network                           52,346               10,683                   -0-

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

             10.1.10 Amendment dated August 12, 1991 to the franchise agreement. (3)

             10.1.11 Copy of a franchise and related documents thereto granting a community antenna franchise for West Chicago, Illinois. (1)

             10.1.12 Resolution 1070 dated February 1, 1993 relating to a rate increase. (3)

             10.1.13 Copy of a franchise and related documents thereto granting a community antenna franchise for Winfield, Illinois. (1)

             10.2.1 Credit Agreement dated December 30, 1994 among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders. (4)

             27            Financial Data Schedule

           ___________

             (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

             (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1991.

             (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

             (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

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

                                        JONES GROWTH PARTNERS L.P.
                                        a Colorado limited partnership
                                        By: Jones Spacelink Cable Corporation


                                        By: /s/ GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:       March 25, 1996                 Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:       March 25, 1996                 (Principal Executive Officer)


                                        By: /s/ KEVIN P. COYLE
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Vice President/Finance
Dated:       March 25, 1996                 (Principal Financial Officer)


                                        By: /s/ LARRY KASCHINSKE
                                            -----------------------------------
                                            Larry Kaschinske
                                            Controller
Dated:       March 25, 1996                 (Principal Accounting Officer)


                                        By: /s/ TIMOTHY J. BURKE
                                            -----------------------------------
                                            Timothy J. Burke
Dated:       March 25, 1996                 Director

                                 EXHIBIT INDEX

Exhibit
Number                          Exhibit Description                     Page
- -------                         -------------------                     ----
   4.1          Limited Partnership Agreement.  (1)

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

  10.2.1        Credit Agreement dated December 30, 1994 among Jones
                Growth Partners L.P. and Nationsbank of Texas, N.A.,
                as agent for various lenders.  (4)

  27            Financial Data Schedule

- --------------

  (1)           Incorporated by reference from the Registrant's
                Annual Report on Form 10-K for fiscal year ended
                December 31, 1989.


Exhibit
Number                          Exhibit Description                     Page
- -------                         -------------------                     ----
  (2)           Incorporated by reference from the Registrant's
                Annual Report on Form 10-K for fiscal year ended
                December 31, 1991.

  (3)           Incorporated by reference from the Registrant's
                Annual Report on Form 10-K for fiscal year ended
                December 31, 1992.

  (4)           Incorporated by reference from the Registrant's
                Annual Report on Form 10-K for fiscal year ended
                December 31, 1994.
