Form 10-Q
period 1996-03-31
JONES GROWTH PARTNERS L P
filed 1996-05-15
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1996
                               --------------
[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from _____ to _____

                         Commission File Number 0-17916

                          JONES GROWTH PARTNERS L.P.
- --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter



Colorado                                                              84-1143409
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                March 31,    December 31,
              ASSETS                                              1996           1995
- ------------------------------------------------------------  -------------  -------------

CASH                                                          $     27,363   $     45,490

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $24,867 and $19,111 at March 31,
  1996 and December 31, 1995, respectively                         210,386        286,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        48,140,752     47,200,274
  Less- accumulated depreciation                               (24,303,767)   (23,414,677)
                                                              ------------   ------------
                                                                23,836,985     23,785,597

  Franchise costs and other intangible assets, net of
    accumulated amortization of $53,574,048 at
    March 31, 1996 and $51,513,474 at
    December 31, 1995, respectively                             23,628,237     25,688,811
                                                              ------------   ------------

          Total investment in cable
            television properties                               47,465,222     49,474,408

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        651,322        665,612
                                                              ------------   ------------

          Total assets                                        $ 48,354,293   $ 50,472,401
                                                              ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                 March 31,    December 31,
                                                                   1996           1995
                                                               -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- -------------------------------------------

LIABILITIES:
  Credit facility and other debt                               $ 35,439,537   $ 35,431,966
  Trade accounts payable and accrued liabilities                  1,487,019      1,322,658
  Accrued interest                                                  291,599        407,032
  Subscriber prepayments                                             59,760         50,265
                                                               ------------   ------------

          Total liabilities                                      37,277,915     37,211,921
                                                               ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (635,632)      (613,791)
                                                               ------------   ------------

                                                                   (634,632)      (612,791)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      March 31, 1996 and December 31, 1995)                      73,790,065     73,790,065
    Accumulated deficit                                         (62,079,055)   (59,916,794)
                                                               ------------   ------------

                                                                 11,711,010     13,873,271
                                                               ------------   ------------

          Total partners' capital (deficit)                      11,076,378     13,260,480
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 48,354,293   $ 50,472,401
                                                               ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                 For the Three Months Ended
                                                         March 31,
                                                 ---------------------------
                                                    1996             1995
                                                 -----------     -----------

REVENUES                                         $ 5,510,674     $ 5,045,181

COSTS AND EXPENSES:
  Operating expenses                               3,423,552       3,093,999
  Management and supervisory fees to
  the General
    Partners and allocated administrative
    costs from the Managing General Partner          650,259         688,320
  Depreciation and amortization                    2,968,061       2,938,268
                                                 -----------     -----------

OPERATING LOSS                                    (1,531,198)     (1,675,406)
                                                 -----------     -----------


OTHER INCOME (EXPENSE):
  Interest expense                                  (635,055)       (708,830)
  Other, net                                         (17,849)          2,144
                                                 -----------     -----------

NET LOSS                                         $(2,184,102)    $(2,382,092)
                                                 ===========     ===========


ALLOCATION OF NET LOSS:
  Managing General Partner                       $   (21,841)    $   (23,821)
                                                 ===========     ===========

  Limited Partners                               $(2,162,261)    $(2,358,271)
                                                 ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT            $    (25.22)    $    (27.50)
                                                 ===========     ===========


WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                       85,740          85,740
                                                 ===========     ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)


                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                  --------------------------
                                                                     1996            1995
                                                                  ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,184,102)  $(2,382,092)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  2,968,061     2,938,268
      Amortization of interest rate protection contract                      -        16,167
      Decrease in trade receivables                                     76,505        37,015
      Increase in deposits, prepaid expenses
        and other assets                                                (4,107)       (6,692)
      Increase in accrued liabilities, accrued interest
        and subscriber prepayments                                      58,423       655,378
                                                                   -----------   -----------

            Net cash provided by operating activities                  914,780     1,258,044
                                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (940,478)   (1,105,795)
                                                                   -----------   -----------

            Net cash used in investing activities                     (940,478)   (1,105,795)
                                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              40,552             -
  Repayment of borrowings                                              (32,981)      (23,911)
                                                                   -----------   -----------

            Net cash provided by (used in) financing activities          7,571       (23,911)
                                                                   -----------   -----------

INCREASE (DECREASE) IN CASH                                            (18,127)      128,338

CASH, BEGINNING OF PERIOD                                               45,490       170,648
                                                                   -----------   -----------

CASH, END OF PERIOD                                                $    27,363   $   298,986
                                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $   750,488   $   394,963
                                                                   ===========   ===========



            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 1996 and December 31, 1995, and its results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Partnership receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $275,534 and $252,259, respectively. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended March 31, 1996 and 1995 were $55,107 and $50,452, respectively.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three month periods ended March 31, 1996 and 1995 were $319,618 and $385,609, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     For the three months ended March 31, 1996, Jones Growth Partners L.P. (the "Partnership") generated net cash from operating activities totaling $914,780, which is available to fund capital expenditures and non-operating costs. During the first three months of 1996, the Partnership expended approximately $940,000 for capital expenditures for the Wheaton System. Approximately 65 percent of these expenditures related to cable, hardware and labor for new subscriber installations, to extend the cable plant to serve additional customers and to replace equipment. Approximately 18 percent was for the purchase of converters and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash from operations. Capital expenditures for the remainder of 1996 are expected to be approximately $3,209,000 which is expected to be financed from available cash balances and cash flow from operations. For the remainder of 1996, approximately 71 percent of the capital expenditures will relate to cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. The remainder of the capital expenditures will be for various other enhancements.

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At March 31, 1996, $35,200,000 was outstanding under the revolving credit agreement, leaving $800,000 available for liquidity needs of the Partnership. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.76 percent and 7.55 percent, respectively.

     The Managing General Partner presently believes cash flow from operations and available borrowings under the Partnership's revolving credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

REGULATION AND LEGISLATION
- --------------------------

          The Partnership has filed a cost-of-service showing in response to rulemakings concerning the 1992 Cable Act for the Wheaton System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

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

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership for the three months ended March 31, 1996 totaled $5,510,674, compared to $5,045,181 in 1995, an increase of $465,493, or approximately 9 percent. Increases in the number of basic service subscribers accounted for approximately 42 percent of the increase in revenues. The number of basic service subscribers increased by 2,731 subscribers, or approximately 5 percent, to 52,965 at March 31, 1996 from 50,234 at March 31, 1995. Basic service rate increases accounted for approximately 47 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and consumer marketing expenses.

     Operating expenses increased $329,553, or approximately 11 percent, to $3,423,552 for the three months ended March 31, 1996 from $3,093,999 in 1995. Operating expenses represented approximately 62 percent and 61 percent, respectively, of revenues in 1996 and 1995. The increase in operating expenses was primarily the result of increases in programming fees, which accounted for approximately 55 percent of the increase, and franchise fees, which accounted for approximately 12 percent of the increase. No other individual factor significantly affected the increase in operating expense for the period.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $38,061, or approximately 6 percent, to $650,259 for the three months ended March 31, 1996 from $688,320 for the comparable period in 1995. This decrease was primarily the result of decreases in allocated administrative costs from the Managing General Partner.

     Depreciation and amortization expense increased $29,793, or approximately 1 percent, to $2,968,061 for the three months ended March 31, 1996 compared to $2,938,268 for the comparable period in 1995. This increase was the result of capital additions in 1995.

     Operating loss decreased $144,208, or approximately 9 percent, to $1,531,198 for the three months ended March 31, 1996 from $1,675,406 for the comparable period in 1995. This decrease was due to the increase in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner and the increase in depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $174,001, or approximately 14 percent, to $1,436,863 for the three months ended March 31, 1996 from $1,262,862 for the comparable period in 1995. This increase was due to the increases in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     Interest expense decreased $73,775, or approximately 10 percent, to $635,055 for the three months ended March 31, 1996 from $708,830 for the comparable period in 1995. This decrease in interest expense was primarily due to lower effective interest rates on interest-bearing obligations.

     Net loss decreased $197,990, or approximately 8 percent, to $2,184,102 for the three months ended March 31, 1996 from $2,382,092 for the comparable period in 1995. This decrease was the result of the factors discussed above and the losses are expected to continue.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /s/ KEVIN P. COYLE
                                         ---------------------------
                                       Kevin P. Coyle
                                       Vice President/Finance
                                       (Principal Financial Officer)


Dated:  May 13, 1996