Form 10-Q
period 1996-06-30
JONES GROWTH PARTNERS L P
filed 1996-08-14
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from       to
                              ------    ------

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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                      June 30,      December 31,
ASSETS                                                  1996            1995
- ------                                              ------------   -------------

CASH                                                $    234,071   $     45,490

TRADE RECEIVABLES, less allowance for
  doubtful receivables of $34,754 and $19,111
  at June 30, 1996 and December 31, 1995,
  respectively                                           122,258        286,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost              49,215,940     47,200,274
  Less- accumulated depreciation                     (25,192,858)   (23,414,677)
                                                    ------------   -------------
                                                      24,023,082     23,785,597

  Franchise costs and other intangible assets,
    net of accumulated amortization of
    $55,634,623 and $51,513,474 at June 30, 1996
    and December 31, 1995, respectively               21,567,662     25,688,811
                                                    ------------   -------------

          Total investment in cable
            television properties                     45,590,744     49,474,408

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS              496,793        665,612
                                                    ------------   ------------

          Total assets                              $ 46,443,866   $ 50,472,401
                                                    ============   ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                            ------------------------

                                                       June 30,     December 31,
                                                         1996           1995
                                                    -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
- -------------------------------------------

LIABILITIES:
  Credit facility and other debt                      $36,236,878    $35,431,966
  Trade accounts payable and accrued liabilities          750,736      1,322,658
  Accrued interest                                        388,038        407,032
  Subscriber prepayments                                   52,276         50,265
                                                     ------------    -----------

          Total liabilities                            37,427,928     37,211,921
                                                     ------------    -----------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                     1,000          1,000
    Accumulated deficit                                  (656,236)      (613,791)
                                                     ------------    -----------

                                                         (655,236)      (612,791)
                                                     ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding
     at June 30, 1996 and December 31, 1995)            73,790,065     73,790,065
    Accumulated deficit                               (64,118,891)   (59,916,794)
                                                     ------------   ------------

                                                        9,671,174     13,873,271
                                                     ------------   ------------

          Total partners' capital (deficit)             9,015,938     13,260,480
                                                     ------------   ------------

          Total liabilities and partners'
           capital (deficit)                         $ 46,443,866   $ 50,472,401
                                                     ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                         For the Three Months Ended    For the Six Months Ended
                                                   June 30,                     June 30,
                                         --------------------------   -------------------------

                                            1996           1995          1996          1995
                                         -----------    -----------   -----------   -----------

REVENUES                                 $ 5,738,788    $ 5,407,135   $11,249,462   $10,452,316

COSTS AND EXPENSES:
 Operating expenses                        3,445,984      3,321,705     6,869,536     6,415,704
  Management and supervisory fees to the
   General Partners and allocated
   administrative costs from the
   Managing General Partner                  765,774        673,089     1,416,033     1,361,409
  Depreciation and amortization            2,974,661      2,933,919     5,942,722     5,872,187
                                         -----------    -----------   -----------   -----------

OPERATING LOSS                            (1,447,631)    (1,521,578)   (2,978,829)   (3,196,984)
                                         -----------    -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                          (613,941)      (701,407)   (1,248,996)   (1,410,237)
  Interest income                              1,056          4,533         3,000        11,645
  Other, net                                      75        (61,805)      (19,718)      (66,773)
                                         -----------    -----------   -----------   -----------

NET LOSS                                 $(2,060,441)   $(2,280,257)  $(4,244,543)  $(4,662,349)
                                         ===========    ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  Managing General Partner               $   (20,604)   $   (22,803)  $   (42,445)  $   (46,623)
                                         ===========    ===========   ===========   ===========

  Limited Partners                       $(2,039,837)   $(2,257,454)  $(4,202,098)  $(4,615,726)
                                         ===========    ===========   ===========   ===========


NET LOSS PER LIMITED PARTNERSHIP
 UNIT                                    $    (23.79)  $     (26.33)  $    (49.01)  $    (53.83)
                                         ===========    ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                  85,740         85,740        85,740        85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                    For the Six Months Ended
                                                                            June 30,
                                                                   --------------------------
                                                                       1996          1995
                                                                   ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(4,244,542)  $(4,662,349)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  5,942,722     5,872,187
      Amortization of interest rate protection contract                      -        32,334
      Decrease (increase) in trade receivables                         164,633       (13,356)
      Decrease in deposits, prepaid expenses
        and other assets                                               125,427        37,730
      Decrease in accounts payable to Jones Intercable, Inc.                 -       (28,239)
      Increase (decrease) in accrued liabilities, accrued
        interest and subscriber prepayments                           (588,905)      977,948
                                                                   -----------   -----------

            Net cash provided by operating activities                1,399,335     2,216,255
                                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (2,015,666)   (1,883,886)
                                                                   -----------   -----------

            Net cash used in investing activities                   (2,015,666)   (1,883,886)
                                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                             861,023        36,474
  Repayment of borrowings                                              (56,111)      (52,181)
                                                                   -----------   -----------

            Net cash provided by (used in) financing activities        804,912       (15,707)
                                                                   -----------   -----------

INCREASE IN CASH                                                       188,581       316,662

CASH, BEGINNING OF PERIOD                                               45,490       170,648
                                                                   -----------   -----------

CASH, END OF PERIOD                                                $   234,071   $   487,310
                                                                   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $ 1,267,990   $ 1,089,199
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at June 30, 1996 and December 31, 1995, and its results of operations for the three and six month periods ended June 30, 1996 and 1995, and its cash flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $286,939 and $562,473, respectively, as compared to $270,357 and $522,616, respectively, for the three and six month periods ended June 30, 1995. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued quarterly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $57,388 and $112,495, respectively, as compared to $54,071 and $104,523, respectively, for the three and six month periods ended June 30, 1995.



     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three and six month periods ended June 30, 1996 were $421,447 and $741,065, respectively, as compared to $348,661 and $734,270, respectively, for the three and six month periods ended June 30, 1995.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Managing General Partner has begun to solicit buyers for the Partnership's Wheaton System. There is no assurance as to the timing or terms of any sale.

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities totaling approximately $1,399,000, which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, the Partnership expended approximately $2,016,000 for capital expenditures for the Wheaton System. Approximately 38 percent of these expenditures related to cable, hardware and labor for new subscriber installations, and approximately 26 percent of these expenditures related to the extension of cable plant to serve additional customers. Approximately 18 percent of these expenditures was for the purchase of converters and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for the remainder of 1996 are expected to be approximately $2,194,000 and are expected to be financed from available cash balances, cash flow from operations and, in its discretion, advances from the General Partner. For the remainder of 1996, approximately 42 percent of the capital expenditures will relate to the extension of cable plant and approximately 31 percent will relate to cable, hardware and labor for additional subscriber installations in the Wheaton System. The remainder of the capital expenditures will be for various other enhancements. These capital expenditures are necessary to maintain the value of the Partnership's system.

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002. At June 30, 1996, $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 6.79 percent and 7.44 percent, respectively.

     The Managing General Partner presently believes cash flow from operations and, in its discretion, advances from the Managing General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership for the three months ended June 30, 1996 totaled $5,738,788 compared to $5,407,135 in 1995, an increase of $331,653, or approximately 6 percent. An increase in basic service revenues primarily accounted for the increase in revenues for the three month periods ended June
30. Basic service rate increases accounted for approximately 51 percent of the increase in basic service revenues and increases in the number of basic service subscribers accounted for approximately 49 percent of the increase in basic service revenues for the three month periods. For the six months ended June 30, 1996, revenues totaled $11,249,462 compared to $10,452,316 for the same period one year ago, an increase of $797,146, or approximately 8 percent. An increase in basic service revenues accounted for approximately 96 percent of the total increase in revenues for this period. Basic service rate increases accounted for approximately 52 percent of the increase in basic service revenues and increases in the number of basic service subscribers accounted for approximately 48 percent of the increase in basic service revenues for the six month periods. The number of basic service subscribers increased by 2,799 subscribers, or approximately 5 percent, to 53,910 at June 30, 1996 from 51,111 at June 30, 1995. No other individual factor contributed significantly to the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and consumer marketing expenses.

     Operating expenses increased $124,279, or approximately 4 percent, to $3,445,984 for the three months ended June 30, 1996 from $3,321,705 for the comparable period in 1995. For the three month periods ended June 30, 1996 and 1995, operating expenses represented approximately 60 percent and 61 percent of revenues, respectively. This increase in operating expenses was due primarily to increases in programming fees and advertising expenses, which accounted for approximately 75 percent and 13 percent, respectively, of the increase. Operating expenses increased $453,832, or approximately 7 percent, to $6,869,536 for the six months ended June 30, 1996 from $6,415,704 for the comparable period in 1995. Operating expenses represented approximately 61 percent of revenues for each of the six month periods ended June 30, 1996 and 1995. This increase was due primarily to increases in programming fees, which accounted for approximately 75 percent of the increase. No other individual factor significantly affected the increase in operating expenses for the period.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $92,685, or approximately 14 percent, to $765,774 for the three months ended June 30, 1996 from $673,089 for the comparable period in 1995. Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $54,624, or approximately 4 percent, to $1,416,033 for the six month period ended June 30, 1996 from $1,361,409 for the six month period ended June 30, 1995. These increases were primarily the result of the increase in revenues, upon which such fees and allocations are based.

     Depreciation and amortization expense increased $40,742, or approximately 1 percent, to $2,974,661 for the three months ended June 30, 1996 compared to $2,933,919 for the comparable period in 1995. Depreciation and amortization expense increased $70,535, or approximately 1 percent, to $5,942,722 for the six months ended June 30, 1996 compared to $5,872,187 for the comparable period in 1995. This increase was the result of capital additions in 1995.

     Operating loss decreased $73,947, or approximately 5 percent, to $1,447,631 for the three months ended June 30, 1996 from $1,521,578 for the comparable period in 1995. Operating loss decreased $218,155, or approximately 7 percent, to $2,978,829 for the six months ended June 30, 1996 from $3,196,984 for the comparable period in 1995. These decreases were due to the increase in revenues exceeding increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $114,689, or approximately 8 percent, to $1,527,030 for the three months ended June 30, 1996 from $1,412,341 for the comparable period in 1995. This increase was due to the increase in revenues exceeding the increases in the expenses described above. Operating income before depreciation and amortization expense increased $288,690, or approximately 11 percent, to $2,963,893 for the six months ended June 30, 1996 from $2,675,203 for the comparable period in 1995. This increase was due to the increase in revenues exceeding the increase in the expenses described above.

     Interest expense decreased $87,466, or approximately 12 percent, to $613,941 for the three months ended June 30, 1996 from $701,407 for the comparable period in 1995. Interest expense decreased $161,241, or approximately 11 percent, to $1,248,996 for the six months ended June 30, 1996 from $1,410,237 for the six months ended June 30, 1995. This decrease in interest expense was primarily due to lower effective interest rates on interest-bearing obligations.

     Net loss decreased $219,816, or approximately 7 percent, to $2,060,441 for the three months ended June 30, 1996 from $2,280,257 for the comparable period in 1995. Net loss decreased $417,806, or approximately 9 percent to $4,224,543 for the six month period ended June 30, 1996 from $4,662,349 for the comparable period in 1995. This decrease was the result of the factors discussed above, and are expected to continue in the future.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /S/ Kevin P. Coyle
                                         ------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial Officer)


Dated:  August 14, 1996