Form 10-Q
period 1996-09-30
JONES GROWTH PARTNERS L P
filed 1996-11-14
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended    September 30, 1996
                                  ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________________ to ____________________

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


                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No ______
    -----

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                September 30,       December 31,
                        ASSETS                                       1996               1995
                        ------                                  -------------       ------------
CASH                                                             $    243,932       $     45,490

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $28,555 and $19,111 at September 30,
  1996 and December 31, 1995, respectively                            248,942            286,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           50,242,612         47,200,274
  Less- accumulated depreciation                                  (26,081,948)       (23,414,677)
                                                                 ------------       ------------
                                                                   24,160,664         23,785,597

  Franchise costs and other intangible assets, net of
    accumulated amortization of $57,695,196 and
    $51,513,474 at September 30, 1996 and December 31, 1995,
    respectively                                                   19,507,089         25,688,811
                                                                 ------------       ------------

          Total investment in cable
            television properties                                  43,667,753         49,474,408

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                           450,914            665,612
                                                                 ------------       ------------

          Total assets                                           $ 44,611,541       $ 50,472,401
                                                                 ============       ============


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                               September 30,     December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1996               1995
-------------------------------------------                    -------------     ------------
LIABILITIES:

  Credit facility and other debt                               $ 36,277,458      $ 35,431,966
  Trade accounts payable and accrued liabilities                    841,140         1,322,658
  Accrued interest                                                  401,147           407,032
  Subscriber prepayments                                             70,607            50,265
                                                               ------------      ------------

          Total liabilities                                      37,590,352        37,211,921
                                                               ------------      ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                               1,000             1,000
    Accumulated deficit                                            (676,184)         (613,791)
                                                               ------------      ------------

                                                                   (675,184)         (612,791)
                                                               ------------      ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      September 30, 1996 and December 31, 1995)                  73,790,065        73,790,065
    Accumulated deficit                                         (66,093,692)      (59,916,794)
                                                               ------------      ------------

                                                                  7,696,373        13,873,271
                                                               ------------      ------------

          Total partners' capital (deficit)                       7,021,189        13,260,480
                                                               ------------      ------------

          Total liabilities and partners' capital (deficit)    $ 44,611,541      $ 50,472,401
                                                               ============      ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                       September 30,
                                                     ----------------------------      --------------------------------

                                                          1996           1995              1996                 1995
                                                     -------------    -----------      -------------         -----------
REVENUES                                              $ 5,851,973    $ 5,309,508         $17,101,435         $15,761,824

COSTS AND EXPENSES:
  Operating expenses                                    3,487,636      3,201,939          10,357,172           9,617,643
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner               684,796        678,144           2,100,829           2,039,553
  Depreciation and amortization                         2,981,728      2,933,919           8,924,450           8,806,106
                                                      -----------    -----------         -----------         -----------

OPERATING LOSS                                         (1,302,187)    (1,504,494)         (4,281,016)         (4,701,478)
                                                      -----------    -----------         -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (649,114)      (667,974)         (1,898,110)         (2,078,211)
  Interest income                                             895          6,052               3,895              17,697
  Other, net                                              (44,342)        63,472             (64,060)             (3,301)
                                                      -----------    -----------         -----------         -----------

NET LOSS                                              $(1,994,748)   $(2,102,944)        $(6,239,291)        $(6,765,293)
                                                      ===========    ===========         ===========         ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                            $   (19,948)   $   (21,029)        $   (62,393)        $   (67,653)
                                                      ===========    ===========         ============         ===========

  Limited Partners                                    $(1,974,800)   $(2,081,915)        $(6,176,898)        $(6,697,640)
                                                      ===========    ===========         ===========         ===========

NET LOSS PER LIMITED PARTNERSHIP
 UNIT                                                 $    (23.03)   $    (24.28)        $    (72.04)        $    (78.12)
                                                      ===========    ===========         ===========         ===========
WEIGHTED AVERAGE NUMBER OF
LIMITED PARTNERSHIP UNITS
OUTSTANDING                                                85,740         85,740              85,740              85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                            For the Nine Months Ended
                                                                  September 30,
                                                           -----------------------------------
                                                                 1996               1995
                                                           ---------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(6,239,291)         $(6,765,293)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                          8,924,450            8,806,106
      Amortization of interest rate protection contract              -               48,501
      Decrease (increase) in trade receivables                  37,949              (17,726)
      Decrease in deposits, prepaid expenses
        and other assets                                       139,241               99,968
      Increase (decrease) in trade accounts payable,
        accrued liabilities, accrued interest and
        subscriber prepayments                                (467,061)             532,047
                                                           -----------          -----------

            Net cash provided by operating activities        2,395,288            2,703,603
                                                           -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        (3,042,338)          (3,025,757)
                                                           -----------          -----------

            Net cash used in investing activities           (3,042,338)          (3,025,757)
                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                     938,048              336,474
  Repayment of borrowings                                      (92,556)             (80,066)
                                                           -----------          -----------

            Net cash provided by financing activities          845,492              256,408
                                                           -----------          -----------

INCREASE (DECREASE) IN CASH                                    198,442              (65,746)

CASH, BEGINNING OF PERIOD                                       45,490              170,648
                                                           -----------          -----------

CASH, END OF PERIOD                                        $   243,932          $   104,902
                                                           ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                            $ 1,903,995          $ 1,651,419
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1996 and December 31, 1995, its results of operations for the three and nine month periods ended September 30, 1996 and 1995, and its cash flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $292,599 and $855,072, respectively, compared to $265,475 and $788,091, respectively, for the three and nine month periods ended September 30, 1995. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued quarterly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $50,000 and $150,000, respectively, compared to $50,000 and $150,000, respectively, for the three and nine month periods ended September 30, 1995.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three and nine month periods ended September 30, 1996 were $333,677 and $1,074,743, respectively, as compared to $359,574 and $1,093,844, respectively, for the three and nine month periods ended September 30, 1995.

(3) Certain prior year amounts were reclassified to conform to the 1996 presentation.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with Intercable's policy, the Wheaton System, along with other Chicago-area systems owned or managed by Intercable and its affiliates, was recently marketed for sale. The deadline set by Intercable for receipt of indications of interest for the Wheaton System from prospective buyers was October 15, 1996. Intercable did not receive any offer for the Wheaton System. The Managing General Partner will continue to explore other alternatives for sale; however, no specific plans have yet been determined. There is no assurance as to the timing or terms of any sale.

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities totaling approximately $2,395,000, which was available to fund capital expenditures and non-operating costs. During the first nine months of 1996, the Partnership expended approximately $3,042,000 for capital expenditures for the Wheaton System. Approximately 39 percent of these expenditures related to cable, hardware and labor for new subscriber installations, and approximately 28 percent of these expenditures related to the extension of cable plant to serve additional customers. Approximately 14 percent of these expenditures was for the purchase of converters and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for the remainder of 1996 are expected to be approximately $1,305,000 and are expected to be financed from available cash balances, cash flow from operations and, at its discretion, advances from the Managing General Partner. For the remainder of 1996, approximately 46 percent of the capital expenditures will relate to the extension of cable plant and approximately 20 percent will relate to cable, hardware and labor for additional subscriber installations in the Wheaton System. The remainder of the capital expenditures will be for various other enhancements. These capital expenditures are necessary to maintain the value of the Partnership's system.

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility converts to a term loan on December 31, 1996, at which time the then-outstanding balance is payable in quarterly installments through December 30, 2002; however, the General Partner hopes to amend the date on which the facility converts to a term loan to December 31, 1997 or later. At September 30, 1996, $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were 6.81 percent and 7.15 percent, respectively.

     The Managing General Partner believes cash flow from operations and, at its discretion, advances from the Managing General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues increased $542,465, or approximately 10 percent, to $5,851,973 for the three months ended September 30, 1996 from $5,309,508 for the comparable period in 1995. Revenues increased $1,339,611, or approximately 9 percent, to $17,101,435 for the nine months ended September 30, 1996 from $15,761,824 for the comparable period in 1995. An increase in basic service revenues primarily accounted for these increases in revenues. Basic service rate increases accounted for approximately 51 percent and 52 percent, respectively, of the increases in basic service revenues for the three and nine month periods ended September 30, 1996. Increases in the number of basic service subscribers accounted for approximately 49 percent and 48 percent, respectively, of the increases in basic service revenues for the three and nine month periods ended September 30, 1996. The number of basic service subscribers increased by 2,567, or approximately 5 percent, to 53,983 at September 30, 1996 from 51,416 at September 30, 1995. No other individual factor contributed significantly to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and consumer marketing expenses.

     Operating expenses increased $285,697, or approximately 9 percent, to $3,487,636 for the three months ended September 30, 1996 from $3,201,939 for the comparable period in 1995. Operating expenses increased $739,529, or approximately 8 percent, to $10,357,172 for the nine months ended September 30, 1996 from $9,617,643 for the comparable period in 1995. These increases in operating expenses were due primarily to increases in programming fees and personnel expenses. For the three month periods ended September 30, 1996 and 1995, operating expenses represented approximately 60 percent of revenues. Operating expenses represented approximately 61 percent of revenues for each of the nine month periods ended September 30, 1996 and 1995. No other individual factor significantly affected the increases in operating expenses.

     Management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner increased $6,652, or approximately 1 percent, to $684,796 for the three months ended September 30, 1996 from $678,144 for the comparable period in 1995. Management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner increased $61,276, or approximately 3 percent, to $2,100,829 for the nine month period ended September 30, 1996 from $2,039,553 for the nine month period ended September 30, 1995. These increases were primarily the result of the increases in management fees due to the increases in revenues, upon which management fees are based.

     Depreciation and amortization expense increased $47,809, or approximately 2 percent, to $2,981,728 for the three months ended September 30, 1996 compared to $2,933,919 for the comparable period in 1995. Depreciation and amortization expense increased $118,344, or approximately 1 percent, to $8,924,450 for the nine months ended September 30, 1996 compared to $8,806,106 for the comparable period in 1995. These increases were the result of capital additions in 1996.

     Operating loss decreased $202,307, or approximately 13 percent, to $1,302,187 for the three months ended September 30, 1996 from $1,504,494 for the comparable period in 1995. Operating loss decreased $420,462, or approximately 9 percent, to $4,281,016 for the nine months ended September 30, 1996 from $4,701,478 for the comparable period in 1995. These decreases were due to the increases in revenues exceeding increases in operating expenses, management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner and depreciation and amortization expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $250,116, or approximately 18 percent, to $1,679,541 for the three months ended September 30, 1996 from $1,429,425 for the comparable period in 1995. Operating income before depreciation and amortization expense increased $538,806, or approximately 13 percent, to $4,643,434 for the nine months ended September 30, 1996 from $4,104,628 for the comparable period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     Interest expense decreased $18,860, or approximately 3 percent, to $649,114 for the three months ended September 30, 1996 from $667,974 for the comparable period in 1995. Interest expense decreased $180,101, or approximately 9 percent, to $1,898,110 for the nine months ended September 30, 1996 from $2,078,211 for the comparable period in 1995. These decreases in interest expense were primarily due to lower effective interest rates on interest-bearing obligations.

     Net loss decreased $108,196, or approximately 5 percent, to $1,994,748 for the three months ended September 30, 1996 from $2,102,944 for the comparable period in 1995. Net loss decreased $526,002, or approximately 8 percent, to $6,239,291 for the nine months ended September 30, 1996 from $6,765,293 for the comparable period in 1995. These decreases were the result of the factors discussed above, and are expected to continue in the future.

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


                                        JONES GROWTH PARTNERS L.P.
                                        a Colorado limited partnership
                                        BY:  Jones Spacelink Cable Corporation



                                        By:/S/ Kevin P. Coyle
                                           -------------------------------------
                                           Kevin P. Coyle
                                           Vice President/Finance
                                           (Principal Financial Officer)


Dated:  November 14, 1996