Form 10-K
period 1996-12-31
JONES GROWTH PARTNERS L P
filed 1997-03-28
CIK 843010

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-17916

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                                 84-1143409
     --------                                                 ----------
State of Organization                                       (IRS Employer
                                                         Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309               (303) 792-3111
---------------------------------------------               --------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---


                  DOCUMENTS INCORPORATED BY REFERENCE:  None



(28576)

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Wheaton System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were marketed for sale in 1996. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Wheaton System.
The General Partner will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

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

          The Wheaton System offers tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Wheaton System also offers a package that includes the basic service channels and the tier services.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Wheaton System. At December 31, 1996, the Wheaton System's monthly basic service rates ranged from $9.68 to $11.39, monthly basic and tier ("basic plus") service rates ranged from $19.95 to $24.95 and monthly premium services ranged from $4.95 to $10.95 per premium service. In addition, the Partnership earns revenues from the Wheaton System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $42.46; however, from time to time the Wheaton System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Wheaton System, basic service and tier service fees accounted for approximately 66% of total revenues, premium service fees accounted for approximately 15% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 9% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Wheaton System.

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

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of three franchises that are either operating under extensions or will expire prior to December 31, 1997, and the Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by Intercable. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. Ameritech has been granted a franchise by the community of Glen Ellyn which is located in the Partnership's Wheaton System. Ameritech has completed approximately 70 percent of its construction of its cable television system in the Glen Ellyn franchise area and is aggressively marketing its services in this community. The Partnership has lost approximately 350 subscribers in the Glen Ellyn franchise area to Ameritech. The Partnership provides service to approximately 8,860 basic subscribers in Glen Ellyn which represents approximately 16 percent of the Partnership's approximate 54,700 basic subscribers in the Wheaton System. Ameritech has also begun cable service in Naperville, Illinois and has obtained a franchise for Vernon Hills, Illinois, both of which are currently served by cable systems owned by two partnerships managed by Intercable. The Managing General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of Intercable's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive. In late 1995, Intercable launched a competitive telephone service in selected apartments and condominium units in its Alexandria, Virginia System, and anticipates providing such service, commencing in the first half of 1997, in Maryland as well. Intercable faces considerable competition in providing telephony service from incumbent local exchange carriers and a host of alternative carriers.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals. Intercable has already secured authorization to provide local exchange service in Maryland and portions of Virginia and has begun offering some telecommunications services to customers in both jurisdictions.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, Intercable is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Wheaton System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Wheaton System is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Wheaton System in October 1989. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Wheaton System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Wheaton System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Wheaton System operated cable plant passing approximately 81,700 homes, with an approximate 66% penetration rate.

Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                                At December 31,
                                           -------------------------
WHEATON SYSTEM                               1996     1995     1994
--------------                             -------  -------  -------
Monthly basic plus service rate            $ 24.95  $ 23.61  $ 22.11
Basic subscribers                           54,693   52,457   49,415
Pay units                                   38,692   39,691   40,065


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. During 1996, several partners of the Partnership conducted a "limited tender offer" for interests in the Partnership at a price of $300 per interest. As of February 14, 1997, the number of equity security holders in the Partnership was 8,870.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                         For the Year Ended December 31,
                       --------------------------------------------------------------------
                           1996          1995          1994          1993          1992
                       ------------  ------------  ------------  ------------  ------------

Revenues               $23,163,018   $21,248,133   $19,615,180   $19,354,715   $18,276,938
Depreciation and
  Amortization          11,702,503    11,742,487    12,583,108    12,737,314    12,396,480
Operating Loss          (5,346,233)   (6,103,218)   (7,334,009)   (7,047,610)   (7,461,060)
Net Loss                (7,927,762)   (8,755,438)   (9,644,492)   (8,926,720)   (9,538,943)
Weighted average
  number of Limited
  Partner Units
  Outstanding               85,740        85,740        85,740        85,740        85,740
General Partners'
  Deficit                 (692,069)     (612,791)     (525,237)     (428,792)     (339,525)
Limited Partners'
  Capital                6,024,787    13,873,271    22,541,155    32,089,202    40,926,655
Total Assets            43,319,887    50,472,401    58,318,155    69,055,535    78,108,627
Credit Facility
  and Other Debt        36,243,429    35,431,966    35,245,699    35,944,662    35,825,369
Managing General
  Partner Advances               -             -             -             -       166,931

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion of Jones Growth Partners L.P.'s (the "Partnership") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Wheaton System, along with other Chicago-area systems owned or managed by the General Partner and its affiliates, were marketed for sale in 1996. The deadline set by the General Partner for receipt of indications of interest for such systems from prospective buyers was October 15, 1996. The General Partner did not receive any offer for the Wheaton System.
The General Partner will continue to explore other alternatives for sale. There is no assurance as to the timing or terms of any sales.

     For the year ended December 31, 1996, the Partnership generated net cash from operating activities totaling $4,343,974, which is available to fund capital expenditures and non-operating costs. During 1996, the Partnership expended approximately $4,855,400 for capital expenditures for the Wheaton System. Approximately 33 percent of these expenditures related to the extension of cable plant to serve additional customers, and approximately 29 percent of these expenditures related to cable, hardware and labor for new subscriber installations. Approximately 9 percent was for the purchase of pay security equipment and the remainder of these expenditures was for various system enhancements. Such expenditures were primarily financed by cash on hand and cash from operations. Capital expenditures for 1997 are expected to be approximately $4,035,100 and are expected to be financed by cash on hand and cash generated from operations. Approximately 50 percent will be for service drops to homes. Approximately 30 percent will relate to cable, hardware and labor to extend the cable plant and to pass additional homes in the Wheaton System. The remainder of the expected capital expenditures will be for the replacement and repair of converters and for various other enhancements. These capital expenditures are necessary to maintain the value of the Wheaton System.

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility expires on March 31, 1999, at which time the commitment will reduce quarterly until December 31, 1999 when the commitment will reduce to zero and all principal and interest amounts outstanding will be due and payable in full. At

December 31, 1996, the maximum commitment of $36,000,000 was outstanding under the revolving credit agreement. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.50 percent and 7.16 percent, respectively.

     The Managing General Partner presently believes cash on hand and cash generated from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

1996 Compared to 1995 -

     Revenues of the Partnership increased $1,914,885, or approximately 9 percent, to $23,163,018 in 1996, compared to $21,248,133 in 1995. An increase in the number of basic subscribers accounted for approximately 39 percent of the increase in revenues. The number of basic subscribers increased by 2,236 subscribers, or approximately 4 percent, to 54,693 at December 31, 1996 from 52,457 at December 31, 1995. Basic service rate increases accounted for approximately 44 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues for the period.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $1,115,983, or approximately 9 percent, to $13,938,189 in 1996 from $12,822,206 in 1995. Operating expenses represented approximately 60 percent of revenues in 1996 and 1995, respectively. The increase in operating expenses was primarily the result of increases in programming fees, which accounted for approximately 73 percent of the increase. The increase in programming fees was primarily due to the increase in basic subscribers and higher programming fees. No other individual factor significantly affected the increase in operating expense for the period.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $81,901, or approximately 3 percent, to $2,868,559 in 1996 from $2,786,658 in 1995. This increase was primarily the result of the increase in revenues, upon which such management and supervisory fees are based.

     Depreciation and amortization expense decreased $39,984, or less than one percent, to $11,702,503 in 1996 compared to $11,742,487 in 1995. This decrease was the result of the maturation of the Partnership's tangible asset base.

     Operating loss decreased $756,985, or approximately 12 percent, to $5,346,233 in 1996 from $6,103,218 in 1995. This decrease was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization expense increased $717,001, or approximately 13 percent, to $6,356,270 in 1996 from $5,639,269 in 1995 as a result of the increases in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     Interest expense decreased $261,506, or approximately 9 percent, to $2,501,029 in 1996 from $2,762,535 in 1995. This decrease in interest expense was primarily due to lower effective interest rates on interest bearing obligations during 1996.

     Net loss decreased $827,676, or approximately 9 percent, to $7,927,762 in 1996 from $8,755,438 in 1995. The decrease was a result of the factors discussed above.

1995 Compared to 1994 -

     Revenues of the Partnership increased $1,632,953, or approximately 8 percent, to $21,248,133 in 1995, compared to $19,615,180 in 1994. Increases in the number of basic subscribers accounted for approximately 59 percent of the increase in revenues. The number of basic subscribers increased by 3,042 subscribers, or approximately 6 percent, to 52,457 at December 31, 1995 from 49,415 at December 31, 1994. Basic service rate adjustments accounted for approximately 41 percent of the increase in revenues.

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

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $133,822, or approximately 5 percent, to $2,786,658 in 1995 from $2,652,836 in 1994. This increase was primarily the result of the increase in revenues, upon which such management and supervisory fees are based, as well as an increase in allocated administrative costs from the Managing General Partner.

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

     Operating income before depreciation and amortization expense increased $390,170, or approximately 7 percent, to $5,639,269 in 1995 from $5,249,099 in
1994 as a result of the increase in revenues exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     Interest expense increased $611,750, or approximately 28 percent, to $2,762,535 in 1995 from $2,150,785 in 1994. This increase in interest expense was primarily due to higher outstanding balances on interest bearing obligations during 1995.

     Net loss decreased $889,054, or approximately 9 percent, to $8,755,438 in 1995 from $9,644,492 in 1994. The decrease was a result of the factors discussed above.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1996 AND 1995
                        --------------------------------



                                     INDEX
                                     -----

                                             Page
                                             ----

Report of Independent Public Accountants       15

Balance Sheets                                 16

Statements of Operations                       18

Statements of Partners' Capital (Deficit)      19

Statements of Cash Flows                       20

Notes to Financial Statements                  21


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Partners of Jones Growth Partners L.P.:

        We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                     ASSETS
                                     ------

                                                                       December 31,
                                                               ----------------------------
                                                                   1996           1995
                                                               -------------  -------------

CASH                                                           $    345,480   $     45,490

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $28,082 and $19,111 at
  December 31, 1996 and 1995, respectively                          108,117        286,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         52,055,721     47,200,274
  Less- accumulated depreciation                                (27,366,242)   (23,414,677)
                                                               ------------   ------------
                                                                 24,689,479     23,785,597

  Franchise costs and other intangible assets, net of
    accumulated amortization of $59,419,903 and $51,513,474
    at December 31, 1996 and 1995, respectively                  17,782,382     25,688,811
                                                               ------------   ------------

      Total investment in cable
        television properties                                    42,471,861     49,474,408

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         394,429        665,612
                                                               ------------   ------------

      Total assets                                             $ 43,319,887   $ 50,472,401
                                                               ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------


                                                                   December 31,
                                                           ----------------------------
                                                               1996           1995
                                                           -------------  -------------

LIABILITIES:
  Credit facility and other debt                           $ 36,243,429   $ 35,431,966
  Trade accounts payable and accrued liabilities              1,418,976      1,322,658
  Accrued interest                                              272,892        407,032
  Subscriber prepayments                                         51,872         50,265
                                                           ------------   ------------


      Total liabilities                                      37,987,169     37,211,921
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                           1,000          1,000
    Accumulated deficit                                        (693,069)      (613,791)
                                                           ------------   ------------

                                                               (692,069)      (612,791)
                                                           ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units
      outstanding at December 31, 1996 and 1995)             73,790,065     73,790,065
    Accumulated deficit                                     (67,765,278)   (59,916,794)
                                                           ------------   ------------

                                                              6,024,787     13,873,271
                                                           ------------   ------------

      Total partners' capital (deficit)                       5,332,718     13,260,480
                                                           ------------   ------------

      Total liabilities and partners' capital (deficit)    $ 43,319,887   $ 50,472,401
                                                           ============   ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                  For the Year Ended
                                                                      December 31,
                                                     -----------------------------------------------
                                                         1996          1995             1994
                                                     ------------  ------------  -------------------

REVENUES                                             $23,163,018   $21,248,133          $19,615,180

COSTS AND EXPENSES:
  Operating expenses                                  13,938,189    12,822,206           11,713,245
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner            2,868,559     2,786,658            2,652,836
  Depreciation and amortization                       11,702,503    11,742,487           12,583,108
                                                     -----------   -----------          -----------

OPERATING LOSS                                        (5,346,233)   (6,103,218)          (7,334,009)
                                                     -----------   -----------          -----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (2,501,029)   (2,762,535)          (2,150,785)
  Interest income                                          4,581        18,010               31,884
  Other, net                                             (85,081)       92,305             (191,582)
                                                     -----------   -----------          -----------

NET LOSS                                             $(7,927,762)  $(8,755,438)         $(9,644,492)
                                                     ===========   ===========          ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                           $   (79,278)  $   (87,554)         $   (96,445)
                                                     ===========   ===========          ===========

  Limited Partners                                   $(7,848,484)  $(8,667,884)         $(9,548,047)
                                                     ===========   ===========          ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                    $(91.53)     $(101.09)            $(111.36)
                                                     ===========   ===========          ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNER UNITS OUTSTANDING                               85,740        85,740               85,740
                                                     ===========   ===========          ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                        For the Year Ended
                                             December 31,
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------

GENERAL PARTNERS:
 Balance, beginning of year    $  (612,791)  $  (525,237)  $  (428,792)
 Net loss for the year             (79,278)      (87,554)      (96,445)
                               -----------   -----------   -----------

 Balance, end of year          $  (692,069)  $  (612,791)  $  (525,237)
                               ===========   ===========   ===========

LIMITED PARTNERS:
 Balance, beginning of year    $13,873,271   $22,541,155   $32,089,202
 Net loss for the year          (7,848,484)   (8,667,884)   (9,548,047)
                               -----------   -----------   -----------

 Balance, end of year          $ 6,024,787   $13,873,271   $22,541,155
                               ===========   ===========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                            For the Year Ended
                                                                                 December 31,
                                                                -----------------------------------------------
                                                                    1996          1995             1994
                                                                ------------  ------------  -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(7,927,762)  $(8,755,438)        $ (9,644,492)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                              11,702,503    11,742,487           12,583,108
      Amortization of interest rate protection contract                   -        64,664               64,668
      Decrease (increase) in trade receivables                      178,774      (220,062)             164,524
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                            426,674       123,410              (76,583)
      Increase (decrease) in trade accounts payable and
        accrued liabilities, accrued interest and subscriber
        prepayments                                                 (36,215)      723,417             (393,925)
                                                                -----------   -----------         ------------

                  Net cash provided by operating activities       4,343,974     3,678,478            2,697,300
                                                                -----------   -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                        (4,855,447)   (3,989,903)          (3,474,539)
                                                                -----------   -----------         ------------

                  Net cash used in investing activities          (4,855,447)   (3,989,903)          (3,474,539)
                                                                -----------   -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          938,049       598,379           36,155,437
  Repayments of borrowings                                         (126,586)     (412,112)         (36,854,400)
                                                                -----------   -----------         ------------

                  Net cash provided by (used in) financing
                    activities                                      811,463       186,267             (698,963)
                                                                -----------   -----------         ------------

INCREASE (DECREASE) IN CASH                                         299,990      (125,158)          (1,476,202)

CASH, BEGINNING OF YEAR                                              45,490       170,648            1,646,850
                                                                -----------   -----------         ------------

CASH, END OF YEAR                                               $   345,480   $    45,490         $    170,648
                                                                ===========   ===========         ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $ 2,635,169   $ 2,307,619         $  2,266,213
                                                                ===========   ===========         ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)     ORGANIZATION AND PARTNERS' INTERESTS:
        ------------------------------------

        Formation and Business
        ----------------------

        Jones Growth Partners L.P. (the "Partnership"), a Colorado limited partnership, was formed on June 14, 1989, pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Spacelink Cable Corporation is the "Managing General Partner" and a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation. The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. Growth Partners Inc. is the "Associate General Partner" and is an affiliate of Lehman Brothers Inc.

        Contributed Capital
        -------------------

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

        Cable Television System Owned by the Partnership
        ------------------------------------------------

        On October 4, 1989, the Partnership purchased the cable television systems serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of DuPage and Kane counties, all in the State of Illinois (the "Wheaton System").

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
        ------------------------------------------

        Accounting Records
        ------------------

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Property, Plant and Equipment
        -----------------------------

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

        Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

        Allocation of Cost of Purchased Cable Television Systems
        --------------------------------------------------------

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

        Intangible Assets
        -----------------

        Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

               Franchise costs                                       10 years
               Subscriber lists                                       1 years
               Costs in excess of interests in net assets purchased  34 years

        Revenue Recognition
        -------------------

        Subscriber prepayments are initially deferred and recognized as revenue when earned.

        Reclassifications
        -----------------

        Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)     TRANSACTIONS WITH THE ASSOCIATE GENERAL PARTNER, MANAGING GENERAL
        -----------------------------------------------------------------
        PARTNER AND CERTAIN OF ITS AFFILIATES:
        --------------------------------------

        Management Fees, Distribution Ratios and Reimbursements
        -------------------------------------------------------

        The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1996, 1995 and 1994 were $1,158,151, $1,062,407 and
$980,759, respectively. The Associate General Partner is entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1996 were $200,000. Such fees were paid in March 1997. Supervisory fees paid to the Associate General Partner by the Partnership for the years ended December 31, 1995 and 1994 were $200,000 and $196,152, respectively.

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

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1996, 1995 and 1994 were $1,510,408, $1,524,251 and $1,475,925, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Superaudio, Jones Education Company and Product Information Network, all of which are affiliates of the Managing General Partner.

     Payments to Superaudio by the Partnership for the years ended December 31, 1996, 1995 and 1994 totaled $32,920, $28,639 and $28,415, respectively.
Payments to Jones Education Company for the years ended December 31, 1996, 1995 and 1994 totaled $96,249, $82,982 and $36,431, respectively.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership for the years ended December 31, 1996, 1995 and 1994 totaled $63,904, $59,858 and $32,863, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                 December 31,
                                         ----------------------------
                                             1996           1995
                                         ------------   ------------

     Cable distribution systems          $ 46,097,654   $ 41,392,026
     Equipment and tools                    2,769,930      2,601,296
     Office furniture and equipment         2,382,372      2,444,845
     Buildings                                 20,058         19,823
     Vehicles                                 680,707        637,284
     Land                                     105,000        105,000
                                         ------------   ------------

                                         $ 52,055,721   $ 47,200,274

      Less:  accumulated depreciation    $(27,366,242)  $(23,414,677)
                                         ------------   ------------

                                         $ 24,689,479   $ 23,785,597
                                         ============   ============
(5)  DEBT:
     ----

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility expires on March 31, 1999, at which time the commitment will reduce quarterly until December 31, 1999 when the commitment will reduce to zero and all principal and interest amounts outstanding will be due and payable in full. At December 31, 1996, the maximum commitment of $36,000,000 was outstanding under the revolving credit agreement. Interest on the outstanding principal balance is at the Partnership's option of Prime plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.50 percent and 7.16 percent, respectively.

     Total Partnership debt consists of the following:

                                                          December 31,
                                                    ------------------------
                                                       1996         1995
                                                    -----------  -----------
     Lending institutions-
         Revolving credit and term loan facility    $36,000,000  $35,200,000
     Capital lease obligations                          243,429      231,966
                                                    -----------  -----------

                                                    $36,243,429  $35,431,966
                                                    ===========  ===========

     Installments due on all debt principal for the five years in the period ending December 31, 2001 and thereafter, respectively, are: $73,029, $73,029, $36,073,029, $24,342, $-0- and $-0-.

     At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)  INCOME TAXES:
     ------------

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

(7)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $228,818, $222,005 and $319,495 for the years ended December 31, 1996, 1995 and
1994, respectively. Future minimum lease payments, as of December 31, 1996, under noncancelable operating leases for the five years in the period ending December 31, 2001, and thereafter are as follows:

        1997                                   $237,299
        1998                                    200,133
        1999                                     98,175
        2000                                          -
        2001                                          -
        Thereafter                                    -
                                               --------

        Total future minimum lease payments    $535,607
                                               ========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
     -----------------------------------------

          Supplementary profit and loss information for the respective periods is presented below:

                                            Year Ended December 31,
                                    --------------------------------------
                                        1996        1995         1994
                                     ----------  ----------   ----------
Maintenance and repairs              $  274,968  $  251,620   $  269,565
                                     ==========  ==========   ==========
Taxes, other than income and
   payroll taxes                     $   69,048  $   82,174   $   76,239
                                     ==========  ==========   ==========

Advertising                          $  302,772  $  470,562   $  515,701
                                     ==========  ==========   ==========

Depreciation of property,
   plant and equipment               $3,796,074  $3,468,654   $4,340,811
                                     ==========  ==========   ==========

Amortization of intangible assets    $7,906,429  $8,273,833   $8,242,297
                                     ==========  ==========   ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the Managing General Partner is set forth below. Directors of the Managing General Partner serve until the next annual meeting of the Managing General Partner and until their successors shall be elected and qualified.

Name                   Age  Positions with the Managing General Partner
----                   ---  ----------------------------------------------

Glenn R. Jones          67  Chairman of the Board and Chief Executive Officer
James B. O'Brien        47  President
Ruth E. Warren          47  Vice President/Operations
Elizabeth M. Steele     45  Vice President and Secretary
Kevin P. Coyle          45  Vice President/Finance
Larry W. Kaschinske     37  Controller


          Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Intercable since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Intercable and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was appointed President of the Managing General Partner in January 1995. Mr. O'Brien joined Intercable in January 1982. Prior to being elected President and a Director of Intercable in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Intercable's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Intercable. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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

          Certain information concerning the directors and executive officers of the Associate General Partner is set forth below.

Name                 Age  Positions with the Associate General Partner
----                 ---  --------------------------------------------

Rocco F. Andriola     38  President and Chief Executive Officer
John H. Ng            46  Vice President
Mark J. Marcucci      34  Vice President

          Mr. Rocco F. Andriola serves as a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group.From June 1989 though May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group within the General Counsel's Office of Lehman. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney.

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

          Mr. Mark J. Marcucci is a Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1988, Mr. Marcucci's responsibilities have been concentrated in the restructuring, asset management, leasing, financing, refinancing and disposition of commercial office and residential real estate. Prior to joining Lehman Brothers, Mr. Marcucci was employed in a corporate lending capacity at Republic National Bank of New York.

                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Wheaton System. Such personnel are employed by the Managing General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See
Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

TRANSACTIONS WITH THE MANAGING GENERAL PARTNER

          The Partnership also reimburses Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner are also allocated a proportionate share of these expenses.

          The Managing General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by Intercable.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by Intercable.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Wheaton System totaled approximately $63,904 for the year ended December 31, 1996.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                 For the Year Ended December 31,
                                                               ----------------------------------
                                                                  1996        1995        1994
                                                               ----------  ----------  ----------
Management fee, Managing General Partner                       $1,158,151  $1,062,407  $  980,759
Supervisory fee, Associate General Partner                        200,000     200,000     196,152
Allocation of expenses                                          1,510,408   1,511,770   1,475,925
Amount of advances outstanding                                          0           0           0
Highest amount of notes and advances outstanding                        0           0           0
Programming fees:
               Jones Education Company                             96,249      82,982      36,431
               Superaudio                                          32,920      28,639      28,415

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.                           The following exhibits are filed herewith.

          4.1                Limited Partnership Agreement of Jones Growth
                             Partners L.P..  (1)

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

          27                 Financial Data Schedule
__________________

          (1)                Incorporated by reference from the Registrant's
                             Annual Report on Form 10-K for fiscal year ended
                             December 31, 1989.


___________________
          (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1991.

          (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

          (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

(b)                          Reports on Form 8-K
                             -------------------

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

                                      JONES GROWTH PARTNERS L.P.
                                      a Colorado limited partnership
                                      By:  Jones Spacelink Cable Corporation


                                      By:  /s/ Glenn R. Jones
                                           _________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:    March 24, 1997                   Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      By:  /s/ Glenn R. Jones
                                           _________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:    March 24, 1997                   (Principal Executive Officer)


                                      By:  /s/ Kevin P. Coyle
                                           _________________________________
                                           Kevin P. Coyle
                                           Vice President/Finance
Dated:    March 24, 1997                   (Principal Financial Officer)


                                      By:  /s/ Larry Kaschinske
                                           _________________________________
                                           Larry Kaschinske
                                           Controller
Dated:    March 24, 1997                   (Principal Accounting Officer)