Form 10-Q
period 1997-03-31
JONES GROWTH PARTNERS L P
filed 1997-05-13
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1997
                               --------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from _________ to __________

                         Commission File Number 0-17916


                          JONES GROWTH PARTNERS L.P.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                             84-1143409
-------------------------------------------------------------------------------
State of Organization                                       IRS employer I.D. #


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

Yes   X                                                               No
    -----                                                               ------

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 March 31,    December 31,
                ASSETS                                              1997           1996
                ------                                         -------------  -------------

CASH                                                           $    275,635   $    345,480

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $23,274 and $28,082 at March 31, 1997
  and December 31, 1996, respectively                                86,417        108,117

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         52,767,710     52,055,721
  Less- accumulated depreciation                                (28,303,632)   (27,366,242)
                                                               ------------   ------------
                                                                 24,464,078     24,689,479

  Franchise costs and other intangible assets, net of
    accumulated amortization of $61,144,611 and $59,419,903
    at March 31, 1997 and December 31, 1996, respectively        16,057,674     17,782,382
                                                               ------------   ------------

         Total investment in cable
           television properties                                 40,521,752     42,471,861

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         627,401        394,429
                                                               ------------   ------------

         Total assets                                          $ 41,511,205   $ 43,319,887
                                                               ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                March 31,    December 31,
                                                                  1997           1996
                                                              -------------  -------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Credit facility and other debt                              $ 36,209,399   $ 36,243,429
  Trade accounts payable and accrued liabilities                 1,472,196      1,418,976
  Accrued interest                                                 129,644        272,892
  Subscriber prepayments                                            58,501         51,872
                                                              ------------   ------------

         Total liabilities                                      37,869,740     37,987,169
                                                              ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                           (709,982)      (693,069)
                                                              ------------   ------------

                                                                  (708,982)      (692,069)
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      March 31, 1997 and December 31, 1996)                     73,790,065     73,790,065
    Accumulated deficit                                        (69,439,618)   (67,765,278)
                                                              ------------   ------------

                                                                 4,350,447      6,024,787
                                                              ------------   ------------

         Total partners' capital (deficit)                       3,641,465      5,332,718
                                                              ------------   ------------

         Total liabilities and partners' capital (deficit)    $ 41,511,205   $ 43,319,887
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                                   For the Three Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                       1997        1996
                                                                  ------------   ------------

REVENUES                                                           $ 5,873,292   $ 5,510,674

COSTS AND EXPENSES:
  Operating expenses                                                 3,545,094     3,423,552
  Management and supervisory fees to the General
    Partners and allocated administrative costs
    from the Managing General Partner                                  749,341       650,259
  Depreciation and amortization                                      2,710,935     2,968,061
                                                                   -----------   -----------

OPERATING LOSS                                                      (1,132,078)   (1,531,198)
                                                                   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                    (574,348)     (635,055)
  Interest income                                                          923         1,944
  Other, net                                                            14,250       (19,793)
                                                                   -----------   -----------

NET LOSS                                                           $(1,691,253)  $(2,184,102)
                                                                   ===========   ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                                         $   (16,913)  $   (21,841)
                                                                   ===========   ===========

  Limited Partners                                                 $(1,674,340)  $(2,162,261)
                                                                   ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                  $(19.53)      $(25.22)
                                                                   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                                          85,740        85,740
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                   For the Three Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      1997           1996
                                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(1,691,253)   $(2,184,102)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  2,710,935      2,968,061
      Decrease in trade receivables                                     21,700         76,505
      Increase in deposits, prepaid expenses
        and other assets                                              (281,809)        (4,107)
      Increase (decrease) in trade accounts payable,
        accrued liabilities, accrued interest and
        subscriber prepayments                                         (83,399)        58,423
                                                                   -----------    -----------

           Net cash provided by operating activities                   676,174        914,780
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (711,989)      (940,478)
                                                                   -----------    -----------

           Net cash used in investing activities                      (711,989)      (940,478)
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   -         40,552
  Repayment of borrowings                                              (34,030)       (32,981)
                                                                   -----------    -----------

           Net cash provided by (used in) financing activities         (34,030)         7,571
                                                                   -----------    -----------

DECREASE IN CASH                                                       (69,845)       (18,127)

CASH, BEGINNING OF PERIOD                                              345,480         45,490
                                                                   -----------    -----------

CASH, END OF PERIOD                                                $   275,635    $    27,363
                                                                   ===========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $   837,069    $   750,488
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 1997 and December 31, 1996, and its results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $293,665 and $275,534, respectively. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $50,000 and $55,107, respectively.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three month periods ended March 31, 1997 and 1996 were $405,676 and $319,618, respectively.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the Managing General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the Managing General Partner's policy, the Wheaton System, along with other Chicago area systems owned or managed by the Managing General Partner and its affiliates, are being marketed for sale. There is no assurance as to the timing or terms of any sales.

     For the three months ended March 31, 1997, the Partnership generated net cash from operating activities totaling $676,174, which is available to fund capital expenditures and non-operating costs. During the first three months of 1997, the Partnership expended approximately $712,000 for capital expenditures for the Wheaton System. Approximately 72 percent of these expenditures related to the extension of cable plant to serve additional customers, and approximately 18 percent of these expenditures related to cable, hardware and labor for new subscriber installations. Approximately 8 percent was for the purchase of converters and the remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash on hand and cash from operations. Capital expenditures for the remainder of 1997 are expected to be approximately $3,545,000 which is expected to be financed from available cash balances and cash flow from operations. For the remainder of 1997, approximately 60 percent of these expenditures will be used to extend the cable plant, to make additional subscriber installations and to replace equipment in the Wheaton System. Approximately 31 percent of the capital expenditures will relate to cable, hardware and labor for new subscriber installations. The remainder of the capital expenditures will be for the replacement and repair of converters and for various other enhancements. These capital expenditures are necessary to maintain the value of the Wheaton System.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has obtained a franchise that allows it to provide cable television service in a portion of the Wheaton System. This competition could have a negative effect on the Wheaton System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Wheaton System. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Wheaton System.

     In December 1994, the Partnership entered into a $36,000,000 revolving credit facility. The revolving credit facility expires on March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and all principal and interest amounts outstanding will be due and payable in full. At March 31, 1997, the maximum of $36,000,000 was outstanding under the revolving credit agreement. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.57 percent and 6.76 percent, respectively.

     The Managing General Partner presently believes cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund remaining 1997 capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership for the three months ended March 31, 1997 increased $362,618, or approximately 7 percent, to $5,873,292 for the three months ended March 31, 1997 compared to $5,510,674 in 1996. Basic service rate increases accounted for approximately 55 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 45 percent of the increase in revenues. The number of basic subscribers increased by 2,037 subscribers, or approximately 4 percent, to 55,002 at March 31, 1997 from 52,965 at March 31, 1996. No other individual factor significantly affected the increase in revenues for the period.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $121,542, or approximately 4 percent, to $3,545,094 for the three months ended March 31, 1997 from $3,423,552 in 1996. Operating expenses represented approximately 60 percent and 62 percent, respectively, of revenues in 1997 and 1996. The increase in operating expenses was primarily the result of increases in programming fees, which accounted for approximately 70 percent of the increase, and franchise fees, which accounted for approximately 21 percent of the increase. No other individual factor significantly affected the increase in operating expenses for the period.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $241,076, or approximately 12 percent, to $2,328,198 for the three months ended March 31, 1997 from $2,087,122 for the comparable period in 1996. This increase was a result of the increase in revenues exceeding the increase in operating expenses.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $99,082, or approximately 15 percent, to $749,341 for the three months ended March 31, 1997 from $650,259 for the comparable period in 1996. This increase was primarily the result of the increase in revenues, upon which such management and supervisory fees and allocations are based, and the timing of certain expenses allocated from the Managing General Partner.

     Depreciation and amortization expense decreased $257,126, or approximately 9 percent, to $2,710,935 for the three months ended March 31, 1997 compared to $2,968,061 for the comparable period in 1996. This decrease was the result of the maturation of a portion of the asset base.

     Operating loss decreased $399,120, or approximately 26 percent, to $1,132,078 for the three months ended March 31, 1997 from $1,531,198 for the comparable period in 1996. This decrease was a result of the increase in revenues and decrease in depreciation and amortization expense exceeding the increases in operating expenses and management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

     Interest expense decreased $60,707, or approximately 10 percent, to $574,348 for the three months ended March 31, 1997 from $635,055 for the comparable period in 1996. This decrease in interest expense was primarily due to lower effective interest rates on interest-bearing obligations.

     Net loss decreased $492,849, or approximately 23 percent, to $1,691,253 for the three months ended March 31, 1997 from $2,184,102 for the comparable period in 1996. This decrease was the result of the factors discussed above.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY: Jones Spacelink Cable Corporation



                                    By: /S/ Kevin P. Coyle
                                        --------------------------------------
                                        Kevin P. Coyle
                                        Vice President/Finance
                                        (Principal Financial Officer)


Dated:  May 13, 1997