Form 10-Q
period 1997-06-30
JONES GROWTH PARTNERS L P
filed 1997-08-13
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________.


                         Commission File Number 0-17916


                          JONES GROWTH PARTNERS L.P.
------------------------------------------------------------------------------
                Exact name of registrant as specified in charter



Colorado                                                           84-1143409
------------------------------------------------------------------------------
State of organization                                      IRS employer I.D. #


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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             June 30,     December 31,
                   ASSETS                                      1997           1996
                   ------                                  -------------  ------------

CASH                                                       $     42,045   $    345,480

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $24,446 and $28,082 at June 30, 1997
  and December 31, 1996, respectively                            66,574        108,117

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                     53,973,887     52,055,721
  Less- accumulated depreciation                            (29,277,605)   (27,366,242)
                                                           ------------   ------------
                                                             24,696,282     24,689,479

  Franchise costs and other intangible assets, net of
    accumulated amortization of $62,869,318 and
    $59,419,903 at June 30, 1997 and December 31, 1996,
    respectively                                             14,332,967     17,782,382
                                                           ------------   ------------

         Total investment in cable
           television properties                             39,029,249     42,471,861

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                     495,795        394,429
                                                           ------------   ------------

         Total assets                                      $ 39,633,663   $ 43,319,887
                                                           ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                June 30,      December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1997           1996
-------------------------------------------                   -----------   --------------
LIABILITIES:
  Credit facility and other debt                              $ 36,260,366   $ 36,243,429
  Accounts payable and accrued liabilities                       1,213,620      1,418,976
  Accrued interest                                                 123,286        272,892
  Subscriber prepayments                                            64,939         51,872
                                                              ------------   ------------

         Total liabilities                                      37,662,211     37,987,169
                                                              ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                           (726,682)      (693,069)
                                                              ------------   ------------

                                                                  (725,682)      (692,069)
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      June 30, 1997 and December 31, 1996)                      73,790,065     73,790,065
    Accumulated deficit                                        (71,092,931)   (67,765,278)
                                                              ------------   ------------

                                                                 2,697,134      6,024,787
                                                              ------------   ------------

         Total partners' capital (deficit)                       1,971,452      5,332,718
                                                              ------------   ------------

         Total liabilities and partners' capital (deficit)    $ 39,633,663   $ 43,319,887
                                                              ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                     For the Three Months Ended  For the Six Months Ended
                                                              June 30,                   June 30,
                                                     --------------------------  -------------------------
                                                         1997          1996          1997          1996
                                                     -----------   -----------   -----------   -----------

REVENUES                                             $ 6,061,978   $ 5,738,788   $11,935,270   $11,249,462

COSTS AND EXPENSES:
  Operating expenses                                   3,695,709     3,445,984     7,240,803     6,869,536
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner              654,619       765,774     1,403,960     1,416,033
  Depreciation and amortization                        2,765,504     2,974,661     5,476,439     5,942,722
                                                     -----------   -----------   -----------   -----------

OPERATING LOSS                                        (1,053,854)   (1,447,631)   (2,185,932)   (2,978,829)
                                                     -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                      (627,517)     (613,941)   (1,201,865)   (1,248,996)
  Interest income                                            757         1,056         1,680         3,000
  Other, net                                              10,601            75        24,851       (19,718)
                                                     -----------   -----------   -----------   -----------

NET LOSS                                             $(1,670,013)  $(2,060,441)  $(3,361,266)  $(4,244,543)
                                                     ===========   ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                           $   (16,700)  $   (20,604)  $   (33,613)  $   (42,445)
                                                     ===========   ===========   ===========   ===========

  Limited Partners                                   $(1,653,313)  $(2,039,837)  $(3,327,653)  $(4,202,098)
                                                     ===========   ===========   ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                $    (19.28)  $    (23.79)  $    (38.81)  $    (49.01)
                                                     ===========   ===========   ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS OUTSTANDING                    85,740        85,740        85,740        85,740
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                             For the Six Months Ended
                                                                     June 30,
                                                            --------------------------
                                                                1997          1996
                                                            ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(3,361,266)  $(4,244,542)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                           5,476,439     5,942,722
      Decrease in trade receivables                              41,543       164,633
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                       (217,027)      125,427
      Decrease in accounts payable, accrued liabilities,
        accrued interest and subscriber prepayments            (341,895)     (588,905)
                                                            -----------   -----------

           Net cash provided by operating activities          1,597,794     1,399,335
                                                            -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (1,918,166)   (2,015,666)
                                                            -----------   -----------

           Net cash used in investing activities             (1,918,166)   (2,015,666)
                                                            -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                       79,243       861,023
  Repayment of borrowings                                       (62,306)      (56,111)
                                                            -----------   -----------

           Net cash provided by financing activities             16,937       804,912
                                                            -----------   -----------

INCREASE (DECREASE) IN CASH                                    (303,435)      188,581

CASH, BEGINNING OF PERIOD                                       345,480        45,490
                                                            -----------   -----------

CASH, END OF PERIOD                                         $    42,045   $   234,071
                                                            ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                             $ 1,052,259   $ 1,267,990
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at June 30, 1997 and December 31, 1996, and its results of operations for the three and six month periods ended June 30, 1997 and 1996, and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $303,099 and $596,764, respectively, compared to $286,939 and $562,473, respectively, for the three and six month periods ended June 30, 1996.

     Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued quarterly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $50,000 and $100,000, respectively, compared to $57,388 and $112,495, respectively, for the three and six month periods ended June 30, 1996.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three and six month periods ended June 30, 1997 were $301,520 and $707,196, respectively, compared to $421,447 and $741,065, respectively, for the three and six month periods ended June 30, 1996.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the Managing General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the Managing General Partner's policy, the Wheaton System is being marketed for sale. There is no assurance as to the timing or terms of any sale.

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities totaling approximately $1,598,000, which is available to fund capital expenditures and non-operating costs. During the first six months of 1997, the Partnership expended approximately $1,918,000 for capital expenditures for the Wheaton System. Approximately 44 percent of these expenditures related to cable, hardware and labor for new subscriber installations, and approximately 27 percent of these expenditures related to the extension of cable plant to serve additional customers. The remainder of these expenditures was for various system enhancements. Such expenditures were financed from cash on hand and cash from operations. Capital expenditures for the remainder of 1997 are expected to be approximately $2,466,000 and are expected to be financed from available cash balances and cash flow from operations. For the remainder of 1997, approximately 29 percent of these expenditures will relate to cable, hardware and labor for additional subscriber installations and approximately 28 percent of the capital expenditures will relate to the extension of cable plant. The remainder of the capital expenditures will be for the replacement and repair of converters and for various other enhancements. These capital expenditures are necessary to maintain the value of the Wheaton System.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has begun providing cable television service in a portion of the Wheaton System. This competition could have a negative effect on the Wheaton System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Wheaton System. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Wheaton System.

     The Partnership has a $36,000,000 revolving credit facility that expires on March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and all principal and interest amounts outstanding will be due and payable in full. At June 30, 1997, the maximum of $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 6.80 percent and 6.79 percent, respectively.

     The Managing General Partner presently believes cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund remaining 1997 capital expenditures and current liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $323,190, or approximately 6 percent, to $6,061,978 for the three months ended June 30, 1997 compared to $5,738,788 for the comparable period in 1996. Revenues increased $685,808, or approximately 6 percent, to $11,935,270 for the six months ended June 30, 1997 compared to $11,249,462 for the comparable period in 1996. Increases in basic service revenues primarily accounted for the increases in revenues. Basic service rate increases accounted for approximately 57 percent and 61 percent, respectively, of the increases in revenues for the three and six month periods. Increases in the number of basic service subscribers accounted for approximately 34 percent and 39 percent, respectively, of the increases in revenues for the three and six month periods. The number of basic service subscribers increased by 902 subscribers, or approximately 2 percent, to 54,812 at June 30, 1997 from 53,910 at June 30, 1996. No other individual factor contributed significantly to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $249,725, or approximately 7 percent, to $3,695,709 for the three months ended June 30, 1997 from $3,445,984 for the comparable period in 1996. For the three month periods ended June 30, 1997 and 1996, operating expenses represented approximately 61 percent and 60 percent of revenues, respectively. This increase in operating expenses was due primarily to increases in programming fees and marketing expenses, which accounted for approximately 56 percent and 23 percent, respectively, of the increase. Operating expenses increased $371,267, or approximately 5 percent, to $7,240,803 for the six months ended June 30, 1997 from $6,869,536 for the comparable period in 1996. Operating expenses represented approximately 61 percent of revenues for each of the six month periods ended June 30, 1997 and 1996. This increase was due primarily to increases in programming fees, which accounted for approximately 71 percent of the increase. No other individual factor significantly affected the increases in operating expenses for these periods.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $73,465, or approximately 3 percent, to $2,366,269 for the three months ended June 30, 1997 from $2,292,804 for the comparable period in 1996. Operating cash flow increased $314,541, or approximately 7 percent, to $4,694,467 for the six months ended June 30, 1997 from $4,379,926 for the comparable period in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $111,155, or approximately 15 percent, to $654,619 for the three months ended June 30, 1997 from $765,774 for the comparable period in 1996. Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $12,073, or approximately 1 percent, to $1,403,960 for the six month period ended June 30, 1997 from $1,416,033 for the six month period ended June 30, 1996. These decreases were due to decreases in allocated administrative costs from the Managing General Partner.

     Depreciation and amortization expense decreased $209,157, or approximately 7 percent, to $2,765,504 for the three months ended June 30, 1997 compared to $2,974,661 for the comparable period in 1996. Depreciation and amortization expense decreased $466,283, or approximately 8 percent, to $5,476,439 for the six months ended June 30, 1997 compared to $5,942,722 for the comparable period in 1996. These decreases were primarily due to the maturation of a portion of the asset base.

     Operating loss decreased $393,777, or approximately 27 percent, to $1,053,854 for the three months ended June 30, 1997 from $1,447,631 for the comparable period in 1996. Operating loss decreased $792,897, or approximately 27 percent, to $2,185,932 for the six months ended June 30, 1997 from $2,978,829 for the comparable period in 1996. These decreases were due to the increases in revenues and decreases in management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner and depreciation and amortization expense exceeding the increases in operating expenses.

     Interest expense increased $13,576, or approximately 2 percent, to $627,517 for the three months ended June 30, 1997 from $613,941 for the comparable period in 1996. This increase was primarily due to higher interest rates on interest bearing obligations in 1997. Interest expense decreased $47,131, or approximately 4 percent, to $1,201,865 for the six months ended June 30, 1997 from $1,248,996 for the six months ended June 30, 1996. This decrease in interest expense was primarily due to lower outstanding balances on interest-bearing obligations during the first quarter of 1997.

     Net loss decreased $390,428, or approximately 19 percent, to $1,670,013 for the three months ended June 30, 1997 from $2,060,441 for the comparable period in 1996. Net loss decreased $883,277, or approximately 21 percent, to $3,361,266 for the six month period ended June 30, 1997 from $4,244,543 for the comparable period in 1996. These decreases were the result of the factors discussed above.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /S/ Kevin P. Coyle
                                         ------------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial Officer)


Dated:  August 13, 1997