Form 10-Q
period 1997-09-30
JONES GROWTH PARTNERS L P
filed 1997-11-13
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended September 30, 1997
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from __________ to __________

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                         September 30,   December 31,
                      ASSETS                                 1997           1996
                      ------                             --------------  -------------

CASH                                                      $     75,220   $    345,480

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $26,508 and $28,082 at September 30,
  1997 and December 31, 1996, respectively                      82,147        108,117

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                    55,443,989     52,055,721
  Less- accumulated depreciation                           (30,301,482)   (27,366,242)
                                                          ------------   ------------
                                                            25,142,507     24,689,479

  Franchise costs and other intangible assets, net of
    accumulated amortization of $64,594,024 and
    $59,419,903 at September 30, 1997 and
    December 31, 1996, respectively                         12,633,261     17,782,382
                                                          ------------   ------------

          Total investment in cable
            television properties                           37,775,768     42,471,861

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                    481,447        394,429
                                                          ------------   ------------

          Total assets                                    $ 38,414,582   $ 43,319,887
                                                          ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                               September 30,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1997              1996
-------------------------------------------                    -------------    ------------
LIABILITIES:
  Credit facility and other debt                               $ 36,239,946   $ 36,243,429
  Accounts payable and accrued liabilities                        1,779,849      1,418,976
  Accrued interest                                                  162,880        272,892
  Subscriber prepayments                                             60,754         51,872
                                                               ------------   ------------

          Total liabilities                                      38,243,429     37,987,169
                                                               ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (744,685)      (693,069)
                                                               ------------   ------------

                                                                   (743,685)      (692,069)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      September 30, 1997 and December 31, 1996)                  73,790,065     73,790,065
    Accumulated deficit                                         (72,875,227)   (67,765,278)
                                                               ------------   ------------

                                                                    914,838      6,024,787
                                                               ------------   ------------

          Total partners' capital (deficit)                         171,153      5,332,718
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 38,414,582   $ 43,319,887
                                                               ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                      For the Three Months Ended    For the Nine Months Ended
                                                            September 30,                 September 30,
                                                      --------------------------    -------------------------

                                                             1997           1996           1997          1996
                                                      -----------    -----------    -----------   -----------
REVENUES                                              $ 5,826,658    $ 5,851,973    $17,761,928   $17,101,435

COSTS AND EXPENSES:
  Operating expenses                                    3,491,230      3,487,636     10,732,033    10,357,172
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner               654,607        684,796      2,058,567     2,100,829
  Depreciation and amortization                         2,802,310      3,002,395      8,278,749     8,964,516
                                                      -----------    -----------    -----------   -----------

OPERATING LOSS                                         (1,121,489)    (1,322,854)    (3,307,421)   (4,321,082)
                                                      -----------    -----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (688,732)      (649,114)    (1,890,597)   (1,898,110)
  Interest income                                               -            895          1,679         3,895
  Other, net                                                9,922        (23,675)        34,774       (23,994)
                                                      -----------    -----------    -----------   -----------

          Total other income (expense), net              (678,810)      (671,894)    (1,854,144)   (1,918,209)
                                                      -----------    -----------    -----------   -----------

NET LOSS                                              $(1,800,299)   $(1,994,748)   $(5,161,565)  $(6,239,291)
                                                      ===========    ===========    ===========   ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                            $   (18,003)   $   (19,948)   $   (51,616)  $   (62,393)
                                                      ===========    ===========    ===========   ===========

  Limited Partners                                    $(1,782,296)   $(1,974,800)   $(5,109,949)  $(6,176,898)
                                                      ===========    ===========    ===========   ===========
NET LOSS PER LIMITED PARTNERSHIP
 UNIT                                                 $    (20.79)   $    (23.03)   $    (59.60)  $    (72.04)
                                                      ===========    ===========    ===========   ===========
WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                               85,740         85,740         85,740        85,740
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    ---------------------------
                                                                        1997           1996
                                                                    -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(5,161,565)  $(6,239,291)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                    8,278,749     8,964,516
      Decrease in trade receivables                                       25,970        37,949
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                (256,405)       99,175
      Increase (decrease) in accounts payable, accrued
        liabilities, accrued interest and subscriber prepayments         259,743      (467,061)
                                                                     -----------   -----------

            Net cash provided by operating activities                  3,146,492     2,395,288
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (3,388,269)   (3,042,338)
  Franchise renewal                                                      (25,000)            -
                                                                     -----------   -----------

            Net cash used in investing activities                     (3,413,269)   (3,042,338)
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                79,242       938,048
  Repayment of borrowings                                                (82,725)      (92,556)
                                                                     -----------   -----------

            Net cash provided by (used in) financing activities           (3,483)      845,492
                                                                     -----------   -----------

INCREASE (DECREASE) IN CASH                                             (270,260)      198,442

CASH, BEGINNING OF PERIOD                                                345,480        45,490
                                                                     -----------   -----------

CASH, END OF PERIOD                                                  $    75,220   $   243,932
                                                                     -----------   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $ 2,000,609   $ 1,903,995
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996, and its cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $291,333 and $888,096, respectively, compared to $292,599 and $855,072, respectively, for the three and nine month periods ended September 30, 1996.

     Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued quarterly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $50,000 and $150,000, respectively, compared to $50,000 and $150,000, respectively, for the three and nine month periods ended September 30, 1996.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three and nine month periods ended September 30, 1997 were $313,274 and $1,020,471, respectively, as compared to $333,677 and $1,074,743, respectively, for the three and nine month periods ended September 30, 1996.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is Intercable's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with this policy, the Wheaton System has been marketed for sale and Intercable is continuing to seek out opportunities to sell the Wheaton System. There is no assurance as to the timing or terms of any sale.

     For the nine months ended September 30, 1997, the Partnership generated net cash from operating activities totaling approximately $3,146,000, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1997, the Partnership expended approximately $3,388,000 for capital expenditures for the Wheaton System. Approximately 39 percent of these expenditures related to cable, hardware and labor for new subscriber installations, and approximately 25 percent of these expenditures related to the extension of cable plant to serve additional customers. The remaining expenditures were used to maintain the value of the Wheaton System. Such expenditures were financed from cash on hand and cash from operations. Capital expenditures for the remainder of 1997 are expected to be approximately $1,001,000 and are expected to be financed from available cash balances and cash flow from operations. For the remainder of 1997, approximately 37 percent of these expenditures will relate to the extension of cable plant, approximately 24 percent of the capital expenditures will relate to cable, hardware and labor for additional subscriber installations and approximately 20 percent of these expenditures will be for the replacement of converters. The remainder of the anticipated capital expenditures is necessary to maintain the value of the Wheaton System until it is sold.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, has begun providing cable television service in a portion of the Wheaton System. This competition is having a negative effect on the Wheaton System's revenues, cash flow and fair market value. It could also have a negative impact on the Partnership's ability to sell the Wheaton System. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech, and to the extent possible, to safeguard the value of the Wheaton System.

     The Partnership has a $36,000,000 revolving credit facility that expires on March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and all principal and interest amounts outstanding will be due and payable in full. At September 30, 1997, the maximum of $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.70 percent and 6.81 percent, respectively.

     The Managing General Partner believes cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund remaining 1997 capital expenditures and current liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership decreased $25,315, or less than 1 percent, to $5,826,658 for the three months ended September 30, 1997 compared to $5,851,973 for the comparable period in 1996. A decrease in premium revenues, partially offset by an increase in basic service revenues primarily accounted for the decrease in revenues. This decrease was partially due to competition from Ameritech. Revenues increased $660,493, or approximately 4 percent, to $17,761,928 for the nine months ended September 30, 1997 compared to $17,101,435 for the comparable period in 1996. An increase in basic service rate increases primarily accounted for the increase in revenues. Basic service rate increases accounted for approximately 62 percent of the increase in revenues for the nine month period ended September 30, 1997. No other individual factor contributed significantly to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $3,594, or less than 1 percent, to $3,491,230 for the three months ended September 30, 1997 from $3,487,636 for the comparable period in 1996. For the three month periods ended September 30, 1997 and 1996, operating expenses represented approximately 60 percent of revenues. Operating expenses increased $374,861, or approximately 4 percent, to $10,732,033 for the nine months ended September 30, 1997 from $10,357,172 for the comparable period in 1996. Operating expenses represented approximately 60 percent and 61 percent of revenues, respectively, for each of the nine month periods ended September 30, 1997 and 1996. This increase was due primarily to increases in programming fees. No other individual factor significantly affected the increases in operating expenses for these periods.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow decreased $28,909, or approximately 1 percent, to $2,335,428 for the three months ended September 30, 1997 from $2,364,337 for the comparable period in 1996. This decrease was due to a decrease in revenues and an increase in operating expenses. Operating cash flow increased $285,632, or approximately 4 percent, to $7,029,895 for the nine months ended September 30, 1997 from $6,744,263 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $30,189, or approximately 4 percent, to $654,607 for the three months ended September 30, 1997 from $684,796 for the comparable period in 1996. This decrease was due to the decrease in revenues, upon which such management fees are based, and a decrease in allocated administrative costs from the Managing General Partner. Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $42,262, or approximately 2 percent, to $2,058,567 for the nine month period ended September 30, 1997 from $2,100,829 for the nine month period ended September 30, 1996. This decrease was due to decreases in allocated administrative costs from the Managing General Partner.

     Depreciation and amortization expense decreased $200,085, or approximately 7 percent, to $2,802,310 for the three months ended September 30, 1997 compared to $3,002,395 for the comparable period in 1996. Depreciation and amortization expense decreased $685,767, or approximately 8 percent, to $8,278,749 for the nine months ended September 30, 1997 compared to $8,964,516 for the comparable period in 1996. These decreases were primarily due to the maturation of a portion of the asset base.

     Operating loss decreased $201,365, or approximately 15 percent, to $1,121,489 for the three months ended September 30, 1997 from $1,322,854 for the comparable period in 1996. This decrease was due to the decrease in depreciation and amortization expense exceeding the decrease in operating cash flow. Operating loss decreased $1,013,661, or approximately 23 percent, to $3,307,421 for the nine months ended September 30, 1997 from $4,321,082 for the comparable period in 1996. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense.

     Interest expense increased $39,618, or approximately 6 percent, to $688,732 for the three months ended September 30, 1997 from $649,114 for the comparable period in 1996. This increase in interest expense was primarily due to higher outstanding balances on interest-bearing obligations during 1997. Interest expense decreased $7,513, or less than 1 percent, to $1,890,597 for the nine months ended September 30, 1997 from $1,898,110 for the nine months ended September 30, 1997. This increase in interest expense was primarily due to lower outstanding balances on interest-bearing obligations during 1997.

     Net loss decreased $194,449, or approximately 10 percent, to $1,800,299 for the three months ended September 30, 1997 from $1,994,748 for the comparable period in 1996. Net loss decreased $1,077,726, or approximately 17 percent, to $5,161,565 for the nine months ended September 30, 1997 from $6,239,291 for the comparable period in 1996. These decreases were the result of the factors discussed above.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /S/ Kevin P. Coyle
                                         ---------------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial Officer)


Dated:  November 13, 1997