Form 10-K405
period 1997-12-31
JONES GROWTH PARTNERS L P
filed 1998-03-27
CIK 843010

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997

                                       OR
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

     Yes   X                                               No   ___
          ---

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:                          N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                      ---


                  DOCUMENTS INCORPORATED BY REFERENCE:  None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


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

          It is Intercable's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with Intercable's policy, the Wheaton System, along with other Chicago-area systems owned or managed by Intercable and its affiliates, are being marketed for sale. There is no assurance as to the timing or terms of any sales. The sale of the Wheaton System will be subject to the approval of the Associate General Partner and a vote of the limited partners.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Wheaton System. At December 31, 1997, the Wheaton System's monthly basic service rates ranged from $11.39 to $11.99, monthly basic and tier ("basic plus") service rates ranged from $25.13 to $26.45 and monthly premium services ranged from $2.95 to $10.95 per premium service. In addition, the Partnership earns revenues from the Wheaton System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $2.50 to $42.46; however, from time to time the Wheaton System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Wheaton System, basic service and tier service fees accounted for approximately 70 percent of total revenues, premium service fees accounted for approximately 14 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 7 percent of total revenues and the remaining 7 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Wheaton System.

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

          The Partnership holds 10 franchises for the Wheaton System. These franchises provide for the payment of fees to the issuing authorities and generally range from 3 percent to 5 percent of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership is currently negotiating the renewal of one franchise that is operating under extension, and the Managing General Partner has no reason to believe that such franchise will not be renewed in due course. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by Intercable. Ameritech has overbuilt portions of the Wheaton System's service area. See Telephone and Utilities below. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The Managing General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has begun cable service in competition with the Partnership in a portion of the Wheaton System, and in competition with other partnerships managed by Intercable in Elgin and Naperville, Illinois. This competition is having an adverse effect on the Wheaton System's revenues, cash flow and fair market value. The Managing General Partner expects that this competition will have a negative impact on the price the Partnership will be able to obtain from the sale of the Wheaton System. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Wheaton System until it is sold. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Wheaton System. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Wheaton System and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing Intercable's cable systems in Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment by BCI Telecom Holding Inc. ("BTH") in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

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

Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Wheaton System in October 1989. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Wheaton System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Wheaton System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Wheaton System operated cable plant passing approximately 81,700 homes, with an approximate 67 percent penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the Managing General Partner's records and may be subject to adjustments.

                                            At December 31,
                                   -------------------------------
WHEATON SYSTEM                       1997        1996        1995
--------------                     -------     -------     -------
Monthly basic plus service rate    $ 26.45     $ 24.95     $ 23.61
Basic subscribers                   55,087      54,693      52,457
Pay units                           36,940      38,692      39,691


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $300 to $325 per interest. As of February 16, 1998, the number of equity security holders in the Partnership was 8,319.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                        For the Year Ended December 31,
                                       -------------------------------------------------------------------
                                           1997          1996          1995          1994          1993
                                       -----------   -----------   -----------   -----------   -----------
Revenues                               $23,744,294   $23,163,018   $21,248,133   $19,615,180   $19,354,715
Depreciation and Amortization           11,166,245    11,702,503    11,742,487    12,583,108    12,737,314
Operating Loss                          (4,572,861)   (5,346,233)   (6,103,218)   (7,334,009)   (7,047,610)
Net Loss                                (7,095,253)   (7,927,762)   (8,755,438)   (9,644,492)   (8,926,720)
Weighted average number of Limited
  Partner Units Outstanding                 85,740        85,740        85,740        85,740        85,740
General Partners' Deficit                 (763,022)     (692,069)     (612,791)     (525,237)     (428,792)
Limited Partners' Capital (Deficit)       (999,513)    6,024,787    13,873,271    22,541,155    32,089,202
Total Assets                            37,571,190    43,319,887    50,472,401    58,318,155    69,055,535
Credit Facility and Other Debt          36,219,526    36,243,429    35,431,966    35,245,699    35,944,662

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

          The following discussion of the Partnership's financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

          It is Intercable's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace. In accordance with this policy, the Wheaton System is being marketed for sale. There is no assurance as to the timing or terms of any sale. The sale of the Wheaton System will be subject to the approval of the Associate General Partner and a vote of the limited partners.

          For the year ended December 31, 1997, the Partnership generated net cash from operating activities totaling $4,787,620, which is available to fund capital expenditures and non-operating costs. During 1997, the Partnership expended approximately $4,946,315 for capital expenditures for the Wheaton System. Approximately 30 percent of these expenditures related to the extension of cable plant to serve additional customers, and approximately 27 percent of these expenditures related to cable, hardware and labor for new subscriber installations. The remaining expenditures were used to maintain the value of the Wheaton System. Such expenditures were financed by cash on hand and cash from operations. Budgeted expenditures for 1998 are expected to be approximately $4,242,705 and are expected to be financed from available cash balances and cash flow from operations. Approximately 49 percent of these expenditures will relate to the extension of cable plant associated with new homes passed, approximately 32 percent of the capital expenditures will relate to cable, hardware and labor for additional subscriber installations and approximately 7 percent of these expenditures will be for the replacement of converters. The remainder of the anticipated capital expenditures is necessary to maintain the value of the Wheaton System until it is sold.

          Ameritech, which provides telephone service in a multi-state region, including Illinois, is providing cable television service in a portion of the Wheaton System. This competition is having an adverse effect on the Wheaton System's revenues, cash flow and fair market value. The Managing General Partner expects that this competition will have a negative impact on the price the Partnership will be able to obtain from the sale of the Wheaton System. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech and, to the extent possible, to safeguard the value of the Wheaton System until it is sold.

          The Partnership has a $36,000,000 revolving credit facility with the entire commitment available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and will be payable in full. At December 31, 1997, the maximum of $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 6.85 percent and 6.50 percent, respectively.

          The Managing General Partner believes cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership for the next year.

Year 2000 Issue
---------------

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

          The Managing General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

          The Managing General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The Managing General Partner has established an internal team to address this issue. The Managing General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the Managing General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The Managing General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the Managing General Partner does not believe that the impact will be material. The Managing General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership.

RESULTS OF OPERATIONS
---------------------

1997 Compared to 1996 -

          Revenues of the Partnership increased $581,276, or approximately 3 percent, to $23,744,294 in 1997, compared to $23,163,018 in 1996. An increase in basic service rates accounted for approximately 66 percent of the increase in revenues. An increase in the number of basic subscribers accounted for approximately 32 percent of the increase in revenues. The number of basic subscribers increased by 394 subscribers, or approximately 1 percent, to 55,087 at December 31, 1997 from 54,693 at December 31, 1996. No other individual factor contributed significantly to the increase in revenues. This increase would have been greater except for the Wheaton System's competition from Ameritech.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

          Operating expenses increased $476,026, or approximately 3 percent, to $14,414,215 in 1997 from $13,938,189 in 1996. The increase in operating expenses was due primarily to increases in programming fees. The increase in programming fees was primarily due to the increase in basic subscribers and higher programming fees. No other individual factor significantly affected the increase in operating expenses for the period. Operating expenses represented approximately 61 percent of revenues in 1997 and 60 percent of revenues in 1996.

          The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $105,250, or approximately 1 percent, to $9,330,079 in 1997 from $9,224,829 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $131,864, or approximately 5 percent, to $2,736,695 in 1997 from $2,868,559 in 1996. This decrease was primarily the result of a decrease in allocated administrative costs from the Managing General Partner.

          Depreciation and amortization expense decreased $536,258, or approximately 5 percent, to $11,166,245 in 1997 compared to $11,702,503 in 1996. This decrease was the result of the maturation of a portion of the asset base.

          Operating loss decreased $773,372, or approximately 14 percent, to $4,572,861 in 1997 from $5,346,233 in 1996. This decrease was due to the increase in operating cash flow and the decrease in management and supervisory fees and allocated overhead and depreciation and amortization expense.

          Interest expense increased $41,359, or approximately 2 percent, to $2,542,388 in 1997 from $2,501,029 in 1996. This increase in interest expense was primarily due to higher effective interest rates on interest bearing obligations during 1997.

          Net loss decreased $832,509, or approximately 11 percent, to $7,095,253 in 1997 from $7,927,762 in 1996. The decrease was a result of the factors discussed above.

1996 Compared to 1995 -

          Revenues of the Partnership increased $1,914,885, or approximately 9 percent, to $23,163,018 in 1996, compared to $21,248,133 in 1995. Increases in the number of basic subscribers accounted for approximately 39 percent of the increase in revenues. Basic service rate increases accounted for approximately 44 percent of the increase in revenues. The number of basic subscribers increased by 2,236 subscribers, or approximately 4 percent, to 54,693 at December 31, 1996 from 52,457 at December 31, 1995. No other individual factor significantly affected the increase in revenues for the period.

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

          Operating cash flow increased $798,902, or approximately 9 percent, to $9,224,829 in 1996 from $8,425,927 in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $81,901, or approximately 3 percent, to $2,868,559 in 1996 from $2,786,658 in 1995. This increase was primarily the result of the increase in revenues, upon which such management and supervisory fees are based.

          Depreciation and amortization expense decreased $39,984, or less than 1 percent, to $11,702,503 in 1996 compared to $11,742,487 in 1995. This decrease was the result of the maturation of a portion of the asset base.

          Operating loss decreased $756,985, or approximately 12 percent, to $5,346,233 in 1996 from $6,103,218 in 1995. This decrease was a result of the increase in operating cash flow and decrease in depreciation and amortization expense exceeding the increase in management and supervisory fees to the general partners and allocated administrative costs from the Managing General Partner.

          Interest expense decreased $261,506, or approximately 9 percent, to $2,501,029 in 1996 from $2,762,535 in 1995. This increase in interest expense was primarily due to lower effective interest rates on interest bearing obligations during 1996.

          Net loss decreased $827,676, or approximately 9 percent, to $7,927,762 in 1996 from $8,755,438 in 1995. The decrease was a result of the factors discussed above.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

          The audited financial statements of the Partnership for the year ended December 31, 1997 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Jones Growth Partners L.P.:

          We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                    ASSETS
                                    ------

                                                                       December 31,
                                                               ----------------------------
                                                                   1997           1996
                                                               -------------  -------------
CASH                                                           $    109,356   $    345,480

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $16,173 and $28,082 at
  December 31, 1997 and 1996, respectively                          212,268        108,117

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         57,002,036     52,055,721
  Less- accumulated depreciation                                (31,394,808)   (27,366,242)
                                                               ------------   ------------
                                                                 25,607,228     24,689,479

  Franchise costs and other intangible assets, net of
    accumulated amortization of $66,319,098 and $59,419,903
    at December 31, 1997 and 1996, respectively                  10,936,713     17,782,382
                                                               ------------   ------------

      Total investment in cable
        television properties                                    36,543,941     42,471,861

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         705,625        394,429
                                                               ------------   ------------

      Total assets                                             $ 37,571,190   $ 43,319,887
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)


                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

                                                                 December 31,
                                                         ---------------------------
                                                             1997           1996
                                                         ------------   ------------

LIABILITIES:
  Credit facility and capital lease obligations          $ 36,219,526   $ 36,243,429
  Trade accounts payable and accrued liabilities            2,512,156      1,418,976
  Accrued interest                                            381,284        272,892
  Subscriber prepayments                                      220,759         51,872
                                                         ------------   ------------


    Total liabilities                                      39,333,725     37,987,169
                                                         ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                         1,000          1,000
    Accumulated deficit                                      (764,022)      (693,069)
                                                         ------------   ------------

                                                             (763,022)      (692,069)
                                                         ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units
      outstanding at December 31, 1997 and 1996)           73,790,065     73,790,065
    Accumulated deficit                                   (74,789,578)   (67,765,278)
                                                         ------------   ------------

                                                             (999,513)     6,024,787
                                                         ------------   ------------

    Total partners' capital (deficit)                      (1,762,535)     5,332,718
                                                         ------------   ------------

    Total liabilities and partners' capital (deficit)    $ 37,571,190   $ 43,319,887
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                             For the Year Ended
                                                                 December 31,
                                                   ---------------------------------------
                                                       1997          1996         1995
                                                   -----------   -----------   -----------
REVENUES                                           $23,744,294   $23,163,018   $21,248,133

COSTS AND EXPENSES:
 Operating expenses                                 14,414,215    13,938,189    12,822,206
 Management and supervisory fees to the
  General Partners and allocated administrative
  costs from the Managing General Partner            2,736,695     2,868,559     2,786,658
 Depreciation and amortization                      11,166,245    11,702,503    11,742,487
                                                   -----------   -----------   -----------

OPERATING LOSS                                      (4,572,861)   (5,346,233)   (6,103,218)
                                                   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
 Interest expense                                   (2,542,388)   (2,501,029)   (2,762,535)
 Interest income                                         3,557         4,581        18,010
 Other, net                                             16,439       (85,081)       92,305
                                                   -----------   -----------   -----------

   Total other income (expense), net                (2,522,392)   (2,581,529)   (2,652,220)

NET LOSS                                           $(7,095,253)  $(7,927,762)  $(8,755,438)
                                                   ===========   ===========   ===========

ALLOCATION OF NET LOSS:
 Managing General Partner                          $   (70,953)  $   (79,278)  $   (87,554)
                                                   ===========   ===========   ===========

 Limited Partners                                  $(7,024,300)  $(7,848,484)  $(8,667,884)
                                                   ===========   ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                  $(81.92)      $(91.53)     $(101.09)
                                                   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNER UNITS OUTSTANDING                              85,740        85,740        85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                          For the Year Ended
                                             December 31,
                               ---------------------------------------
                                   1997          1996          1995
                               -----------   -----------   -----------
GENERAL PARTNERS:
 Balance, beginning of year    $  (692,069)  $  (612,791)  $  (525,237)
 Net loss for the year             (70,953)      (79,278)      (87,554)
                               -----------   -----------   -----------

 Balance, end of year          $  (763,022)  $  (692,069)  $  (612,791)
                               ===========   ===========   ===========

LIMITED PARTNERS:
 Balance, beginning of year    $ 6,024,787   $13,873,271   $22,541,155
 Net loss for the year          (7,024,300)   (7,848,484)   (8,667,884)
                               -----------   -----------   -----------

 Balance, end of year          $  (999,513)  $ 6,024,787   $13,873,271
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                      For the Year Ended
                                                                          December 31,
                                                            ---------------------------------------
                                                                1997          1996         1995
                                                            -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                   $(7,095,253)  $(7,927,762)  $(8,755,438)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization                             11,166,245    11,702,503    11,742,487
   Amortization of interest rate protection contract                  -             -        64,664
   Decrease (increase) in trade receivables                    (104,151)      178,774      (220,062)
   Decrease (increase) in deposits, prepaid expenses
    and other assets                                           (549,680)      426,674       123,410
   Increase (decrease) in trade accounts payable and
    accrued liabilities, accrued interest and subscriber
    prepayments                                               1,370,459       (36,215)      723,417
                                                            -----------   -----------   -----------

     Net cash provided by operating activities                4,787,620     4,343,974     3,678,478
                                                            -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (4,946,315)   (4,855,447)   (3,989,903)
 Franchise renewal costs                                        (53,526)            -             -
                                                            -----------   -----------   -----------

     Net cash used in investing activities                   (4,999,841)   (4,855,447)   (3,989,903)
                                                            -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                                        79,242       938,049       598,379
 Repayments of borrowings                                      (103,145)     (126,586)     (412,112)
                                                            -----------   -----------   -----------

     Net cash provided by (used in) financing
      activities                                                (23,903)      811,463       186,267
                                                            -----------   -----------   -----------

INCREASE (DECREASE) IN CASH                                    (236,124)      299,990      (125,158)

CASH, BEGINNING OF YEAR                                         345,480        45,490       170,648
                                                            -----------   -----------   -----------

CASH, END OF YEAR                                           $   109,356   $   345,480   $    45,490
                                                            ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Interest paid                                              $ 2,433,996   $ 2,635,169   $ 2,307,619
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

          Property, Plant and Equipment
          -----------------------------

          Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

               Cable distribution systems         5 - 15 years
               Equipment and tools                5 -  7 years
               Office furniture and equipment     3 -  5 years
               Buildings                              30 years
               Vehicles                           3 -  4 years

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

          Intangible Assets
          -----------------

          Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

               Franchise costs                                       10 years
               Subscriber lists                                       1 year
               Costs in excess of interests in net assets purchased  34 years

          Revenue Recognition
          -------------------

          Subscriber prepayments are initially deferred and recognized as revenue when earned.

          Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)       TRANSACTIONS WITH THE ASSOCIATE GENERAL PARTNER, MANAGING GENERAL
          -----------------------------------------------------------------
          PARTNER AND CERTAIN OF ITS AFFILIATES:
          -------------------------------------

          Management Fees, Distribution Ratios and Reimbursements
          -------------------------------------------------------

          The Managing General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1997, 1996 and 1995 were $1,187,215, $1,158,151 and $1,062,407, respectively.

          The Associate General Partner is entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1997 were

$200,000. Such fees were paid in January 1998. Supervisory fees paid to the Associate General Partner by the Partnership for the years ended December 31, 1996 and 1995 were $200,000 and $200,000, respectively.

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

          The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1997, 1996 and 1995 were $1,349,480, $1,510,408 and $1,524,251, respectively.

          Payments to/from Affiliates for Programming Services
          ----------------------------------------------------

          The Partnership receives or has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd. and Product Information Network, all of which are affiliates of the Managing General Partner.

          Payments to Superaudio by the Partnership for the years ended December 31, 1997, 1996 and 1995 totaled $35,741, $32,920 and $28,639, respectively.
Payments to Knowledge TV, Inc. for the years ended December 31, 1997, 1996 and 1995 totaled $39,752, $35,480 and $30,636, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, for the years ended December 31, 1997, 1996 and 1995 totaled $26,459, $60,769 and $52,346, respectively. Payments to Great American Country, Inc., which initiated service in 1997, totaled $42,260 in 1997.

          The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership for the years ended December 31, 1997, 1996 and 1995 totaled $87,502, $63,904 and $59,858, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT:
          -----------------------------

          Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                      December 31,
                                              ---------------------------
                                                  1997           1996
                                              ------------   ------------

          Cable distribution systems          $ 50,554,352   $ 46,097,654
          Equipment and tools                    3,192,160      2,769,930
          Office furniture and equipment         2,415,167      2,382,372
          Buildings                                 20,058         20,058
          Vehicles                                 715,299        680,707
          Land                                     105,000        105,000
                                              ------------   ------------

                                              $ 57,002,036   $ 52,055,721

           Less:  accumulated depreciation    $(31,394,808)  $(27,366,242)
                                              ------------   ------------

                                              $ 25,607,228   $ 24,689,479
                                              ============   ============

(5)       DEBT:
          ----

          The Partnership has a $36,000,000 revolving credit facility with the entire commitment available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and will be payable in full. At December 31, 1997, the maximum of $36,000,000 was outstanding under the revolving credit facility. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 6.85 percent and 6.50 percent, respectively.

          Total Partnership debt consists of the following:

                                                              December 31,
                                                       ------------------------
                                                          1997         1996
                                                       -----------  -----------

          Lending institutions-
            Revolving credit and term loan facility    $36,000,000  $36,000,000
          Capital lease obligations                       219,526      243,429
                                                       -----------  -----------

                                                       $36,219,526  $36,243,429
                                                       ===========  ===========

          Installments due on all debt principal for the five years in the period ending December 31, 2002 and thereafter, respectively, are: $65,858, $36,065,858, $65,858, $21,952, $-0- and $-0-.

          At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)       COMMITMENTS AND CONTINGENCIES:
          -----------------------------

          The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $241,241, $228,818 and $222,005 for the years ended December 31, 1997, 1996 and
1995, respectively. Future minimum lease payments, as of December 31, 1997, under noncancelable operating leases for the five years in the period ending December 31, 2002, and thereafter are as follows:

          1998                                   $200,133
          1999                                     98,175
          2000                                          -
          2001                                          -
          2002                                          -
          Thereafter                                    -
                                                 --------

          Total future minimum lease payments    $298,308
                                                 ========

(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
          -----------------------------------------

          Supplementary profit and loss information for the respective periods is presented below:

                                                Year Ended December 31,
                                       ----------------------------------------
                                          1997           1996           1995
                                       ----------     ----------     ----------

Maintenance and repairs                $  330,578     $  274,968     $  251,620
                                       ==========     ==========     ==========

Taxes, other than income and
 payroll taxes                         $   83,788     $   69,048     $   82,174
                                       ==========     ==========     ==========

Advertising                            $  312,432     $  302,772     $  470,562
                                       ==========     ==========     ==========

Depreciation of property,
 plant and equipment                   $4,173,196     $3,796,074     $3,468,654
                                       ==========     ==========     ==========

Amortization of intangible assets      $6,993,049     $7,906,429     $8,273,833
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

          Name                  Age  Positions with the Managing General Partner
          ----                  ---  -------------------------------------------
          Glenn R. Jones        68   Chairman of the Board and Chief Executive Officer
          James B. O'Brien      48   President
          Ruth E. Warren        48   Vice President/Operations
          Elizabeth M. Steele   46   Vice President and Secretary
          Kevin P. Coyle        46   Vice President/Finance
          Larry W. Kaschinske   38   Controller


          Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc.. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was appointed President of the Managing General Partner in January 1995. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Prior to being elected President and a Director of Jones Intercable, Inc. in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

          Ms. Ruth E. Warren, the Managing General Partner's Vice
President/Operations, joined Jones Intercable, Inc. in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of Jones Intercable, Inc. in September 1990.

          Ms. Elizabeth M. Steele, the Managing General Partner's Vice President and Secretary, joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc..

          Mr. Kevin P. Coyle was appointed Vice President/Finance of the Managing General Partner in March 1995. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

          Mr. Larry Kaschinske was appointed Controller of the Managing General Partner in March 1995. Mr. Kaschinske joined Jones Intercable, Inc. in 1984 as a staff accountant in Jones Intercable, Inc.'s former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

          Certain information concerning the directors and executive officers of the Associate General Partner is set forth below.

          Name                Age  Positions with the Associate General Partner
          ----                ---  --------------------------------------------

          Jeffrey C. Carter   52   President and Chief Financial Officer
          Rocco F. Andriola   39   Director
          John H. Ng          47   Vice President

          Mr. Jeffrey C. Carter is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company.

          Mr. Rocco F. Andriola serves as a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 though May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From November 1986 through May 1989, Mr. Andriola held the position of Vice President in the Corporate Transactions Group within the General Counsel's Office of Lehman. From September 1982 through October 1986, Mr. Andriola was employed by the law firm of Donovan Leisure Newton & Irvine as a corporate and securities attorney.

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

                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Wheaton System. Such personnel are employed by Intercable and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


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

          The Managing General Partner charges the Partnership a 5 percent management fee, and the Associate General Partner charges the Partnership a supervision fee in accordance with the limited partnership agreement of the Partnership.

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

          Intercable, the parent of the Managing General Partner, also advances funds to the Partnership from time to time and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by Intercable, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Wheaton System.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by Intercable, 12 percent by BTH and 8 percent by Mr. Jones, operated the television network, Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Wheaton System. Jones Computer Network, Ltd. terminated its programming in April 1997.

          The Great American Country network provides country music video programming to the Wheaton System. This network, owned and operated by Great American Country, Inc., a susidiary of Jones International Networks, Ltd., an affiliate of Intercable, commenced service in 1997 in the Wheaton System.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to the Wheaton System.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to the Wheaton System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Wheaton System totaled approximately $87,502 for the year ended December 31, 1997.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                              For the Year Ended December 31,
                                            -----------------------------------
                                               1997        1996         1995
                                            ---------   ----------   ----------
Management fee, Managing General Partner    1,187,215   $1,158,151   $1,062,407
Supervisory fee, Associate General            200,000      200,000      200,000
 Partner
Allocation of expenses                      1,349,480    1,510,408    1,511,770
Interest expense                               21,758            0            0
Programming fees:
      Knowledge TV, Inc.                       39,752       35,480       30,636
      Jones Computer Network, Ltd.             26,459       60,769       52,346
      Great American Country                   42,260            0            0
      Superaudio                               35,741       32,920       28,639

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.       See index to financial statements for the list of financial
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

     10.1.6 Copy of a franchise and related documents thereto granting a community antenna franchise for St. Charles, Illinois. (1)

     10.1.7 Copy of a franchise and related documents thereto granting a community antenna franchise for Warrenville, Illinois. (5)

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

     10.1.12 Resolution 1070 dated February 1, 1993 relating to a rate increase. (3)

     10.1.13 Copy of a franchise and related documents thereto granting a community antenna franchise for Winfield, Illinois. (1)

     10.2.1 Credit Agreement dated December 30, 1994 among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders. (4)

     10.2.2 First Amendment and Waiver to Credit Agreement dated as of April 12, 1995, among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders

     10.2.3 Second Amendment to Credit Agreement dated as of December 31, 1996, among Jones Growth Partners L.P. and Nationsbank of Texas, N.A., as agent for various lenders

     27       Financial Data Schedule
_________

     (1) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

     (2) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1991.

     (3) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992.

     (4) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

     (5) Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

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

                                       JONES GROWTH PARTNERS L.P.
                                       a Colorado limited partnership
                                       By: Jones Spacelink Cable Corporation


                                       By: /s/ Glenn R. Jones
                                           -------------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:    March 23, 1998                   Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By: /s/ Glenn R. Jones
                                           -------------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:    March 23, 1998                   (Principal Executive Officer)


                                       By: /s/ Kevin P. Coyle
                                           -------------------------------------
                                           Kevin P. Coyle
                                           Vice President/Finance
Dated:    March 23, 1998                   (Principal Financial Officer)


                                       By: /s/ Larry Kaschinske
                                           -------------------------------------
                                           Larry Kaschinske
                                           Controller
Dated:    March 23, 1998                   (Principal Accounting Officer)