Form 10-Q
period 1998-03-31
JONES GROWTH PARTNERS L P
filed 1998-05-13
CIK 843010

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended  March 31, 1998
                               ----------------
[_]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from          to
                               --------    --------

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                 March 31,    December 31,
                       ASSETS                                       1998           1997
                       ------                                  -------------  -------------

CASH                                                           $     47,277   $    109,356

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $60,887 and $16,173 at March 31, 1998
  and December 31, 1997, respectively                               445,407        212,268

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         57,895,522     57,002,036
  Less- accumulated depreciation                                (32,506,377)   (31,394,808)
                                                               ------------   ------------
                                                                 25,389,145     25,607,228

  Franchise costs and other intangible assets, net of
    accumulated amortization of $66,709,521 and $66,319,098
    at March 31, 1998 and December 31, 1997, respectively        10,546,290     10,936,713
                                                               ------------   ------------

          Total investment in cable
            television properties                                35,935,435     36,543,941

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         924,020        705,625
                                                               ------------   ------------

          Total assets                                         $ 37,352,139   $ 37,571,190
                                                               ============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                 March 31,    December 31,
                                                                   1998           1997
                                                               -------------  -------------
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Credit facility and capital lease obligations                $ 36,241,496   $ 36,219,526
  Trade accounts payable and accrued liabilities                  3,011,623      2,512,156
  Accrued interest                                                  356,197        381,284
  Subscriber prepayments                                             70,001        220,759
                                                               ------------   ------------

          Total liabilities                                      39,679,317     39,333,725
                                                               ------------   ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (769,668)      (764,022)
                                                               ------------   ------------

                                                                   (768,668)      (763,022)
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      March 31, 1998 and December 31, 1997)                      73,790,065     73,790,065
    Accumulated deficit                                         (75,348,575)   (74,789,578)
                                                               ------------   ------------

                                                                 (1,558,510)      (999,513)
                                                               ------------   ------------

          Total partners' capital (deficit)                      (2,327,178)    (1,762,535)
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 37,352,139   $ 37,571,190
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                    ----------------------------------
                                                                       1998                    1997
                                                                    ----------             -----------

REVENUES                                                            $6,035,005             $ 5,873,292

COSTS AND EXPENSES:
  Operating expenses                                                 3,664,093               3,545,094
  Management and supervisory fees to the General
    Partners and allocated administrative costs
    from the Managing General Partner                                  699,921                 749,341
  Depreciation and amortization                                      1,580,169               2,710,935
                                                                    ----------             -----------

OPERATING INCOME (LOSS)                                                 90,822              (1,132,078)
                                                                    ----------             -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                    (655,569)               (574,348)
  Interest income                                                          853                     923
  Other, net                                                              (749)                 14,250
                                                                    ----------             -----------

          Total other income (expense) net                            (655,465)               (559,175)
                                                                    ----------             -----------

NET LOSS                                                            $ (564,643)            $(1,691,253)
                                                                    ==========             ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                                          $   (5,646)            $   (16,913)
                                                                    ==========             ===========

  Limited Partners                                                  $ (558,997)            $(1,674,340)
                                                                    ==========             ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                                   $(6.52)                $(19.53)
                                                                    ==========             ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
PARTNERSHIP UNITS OUTSTANDING                                           85,740                  85,740
                                                                    ==========             ===========

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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------


                                                                        For the Three Months Ended
                                                                                  March 31,
                                                                   ---------------------------------------
                                                                        1998                     1997
                                                                     ----------               -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (564,643)              $(1,691,253)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                  1,580,169                 2,710,935
      Decrease (increase) in trade receivables                        (233,139)                   21,700
      Increase in deposits, prepaid expenses
        and other assets                                              (296,572)                 (281,809)
      Increase (decrease) in trade accounts payable,
        accrued liabilities, accrued interest and
        subscriber prepayments                                         323,622                   (83,399)
                                                                     ----------               -----------

            Net cash provided by operating activities                  809,437                   676,174
                                                                     ---------                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (893,486)                 (711,989)
                                                                     ---------                ----------

            Net cash used in investing activities                     (893,486)                 (711,989)
                                                                     ---------                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                              42,005                      -
  Repayment of borrowings                                              (20,035)                  (34,030)
                                                                     ---------                ----------

            Net cash provided by (used in) financing activities         21,970                   (34,030)
                                                                     ---------                ----------

DECREASE IN CASH                                                       (62,079)                  (69,845)

CASH, BEGINNING OF PERIOD                                              109,356                   345,480
                                                                     ---------                ----------

CASH, END OF PERIOD                                                 $   47,277               $   275,635
                                                                     =========                ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $  680,656               $   837,069
                                                                     =========                ==========

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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 1998 and December 31, 1997, and its results of operations and cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." The Managing General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The Managing General Partner receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $301,750 and $293,665, respectively.

     Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended March 31, 1998 and 1997 were $50,000 and $50,000, respectively.

     The Partnership reimburses the Managing General Partner and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are primarily based upon actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated overhead and administrative costs for three month periods ended March 31, 1998 and 1997 were $348,171 and $405,676, respectively.

(3) In April 1998, the Partnership signed a letter of intent to sell the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The sale of the Wheaton System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement and the consent of the Associate General Partner, neither of which can be assured. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Wheaton System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Wheaton System, the Partnership will repay all of its indebtedness, which totaled $36,241,496 at March 31, 1998, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $3,118,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $61,600,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Wheaton System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, neither the Managing General Partner or the Associate General Partner will receive a general partner distribution from the sale of the Wheaton System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $719 for each $1,000 limited partnership interest.

     The $3,118,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership. If the entire $3,118,500 escrow amount is available, the Partnership would then distribute the $3,118,500 to the limited partners. This limited partner distribution would represent $36 for each $1,000 limited partnership interest. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     In April 1998, the Partnership signed a letter of intent to sell the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The sale of the Wheaton System is contingent upon the Partnership and the prospective buyer negotiating a definitive asset purchase agreement and the consent of the Associate General Partner, neither of which can be assured. Closing of the sale, which is expected to occur in the first quarter of 1999, will be subject to several conditions, including necessary governmental and other third party consents. In addition, because the Wheaton System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. Upon the proposed sale of the Wheaton System, the Partnership will repay all of its indebtedness, which totaled $36,241,496 at March 31, 1998, leaving the Partnership with no debt outstanding, settle working capital adjustments, and then deposit $3,118,500 into an indemnity escrow account. The remaining net sale proceeds of approximately $61,600,000 will be distributed to the Partnership's partners of record as of the closing date of the sale of the Wheaton System. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, neither the Managing General Partner or the Associate General Partner will receive a general partner distribution from the sale of the Wheaton System. Based upon financial information as of March 31, 1998, this distribution will give the Partnership's limited partners an approximate return of $719 for each $1,000 limited partnership interest.

     The $3,118,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow until the fourth quarter of 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be distributed to the Partnership. If the entire $3,118,500 escrow amount is available, the Partnership would then distribute the $3,118,500 to the limited partners. This limited partner distribution would represent $36 for each $1,000 limited partnership interest. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the three months ended March 31, 1998, the Partnership generated net cash from operating activities totaling $809,437, which is available to fund capital expenditures and non-operating costs. During the first three months of 1998, the Partnership expended approximately $893,000 for capital expenditures for the Wheaton System. Approximately 47 percent of these expenditures related to cable, hardware and labor for new subscriber installations. Approximately 35 percent of these expenditures related to the extension of cable plant associated with new homes passed. Approximately 8 percent was for the purchase of converters. The remainder was for other capital expenditures to maintain the value of the Wheaton System. Such expenditures were financed by cash on hand and cash from operations. Capital expenditures for the remainder of 1998 are expected to be approximately $3,357,000 which are expected to be financed from available cash balances and cash flow from operations. For the remainder of 1998, approximately 37 percent of the capital expenditures will relate to cable, hardware and labor for additional subscriber installations and approximately 31 percent of these expenditures will relate to the extension of cable plant associated with new homes passed. The remainder of the anticipated expenditures is for other capital expenditures necessary to maintain the value of the Wheaton System until it is sold.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, is providing cable television service in a portion of the Wheaton System. This competition has had an adverse effect on the Wheaton System's revenues and cash flow. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech.

     The Partnership has a $36,000,000 revolving credit facility with the entire commitment available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and will be payable in full. At March 31, 1998, the maximum of $36,000,000 was outstanding under the revolving credit facility. The outstanding balance of the revolving credit facility will be repaid in full upon the sale of the Wheaton System. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of March 31, 1998 and 1997 were 6.63 percent and 6.57 percent, respectively.

     The Partnership has cash on hand, cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner to meet the liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership for the three months ended March 31, 1998 increased $161,713, or approximately 3 percent, to $6,035,005 for the three months ended March 31, 1998 compared to $5,873,292 in 1997. An increase in basic service rates accounted for approximately 84 percent of the increase in revenues. No other individual factor significantly affected the increase in revenues for the period. This increase would have been higher except for the Wheaton System's competition from Ameritech.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $118,999, or approximately 3 percent, to $3,664,093 for the three months ended March 31, 1998 from $3,545,094 in 1997. The increase in operating expenses was primarily the result of increases in programming fees. No other individual factor significantly affected the increase in operating expenses for the period. Operating expenses represented approximately 61 percent of revenues in 1998 and 60 percent of revenues in 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $42,714, or approximately 2 percent, to $2,370,912 for the three months ended March 31, 1998 from $2,328,198 for the comparable period in 1997. This increase was a result of the increase in revenues exceeding the increase in operating expenses.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner decreased $49,420, or approximately 7 percent, to $699,921 for the three months ended March 31, 1998 from $749,341 for the comparable period in 1997. This decrease was primarily the result of a decrease in allocated administrative costs from the Managing General Partner.

     Depreciation and amortization expense decreased $1,130,766, or approximately 42 percent, to $1,580,169 for the three months ended March 31, 1998 compared to $2,710,935 for the comparable period in 1997. This decrease was the result of the maturation of a portion of the asset base.

     The Partnership had operating income of $90,822 for the three months ended March 31, 1998 compared to an operating loss of $1,132,078 for the comparable period in 1997. This change was due to the increase in operating cash flow and the decreases in allocated administrative costs from the Managing General Partner and depreciation and amortization expense.

     Interest expense increased $81,221, or approximately 14 percent, to $655,569 for the three months ended March 31, 1998 from $574,348 for the comparable period in 1997. This increase in interest expense was primarily due to higher effective interest rates on interest-bearing obligations.

     Net loss decreased $1,126,610, or approximately 67 percent, to $564,643 for the three months ended March 31, 1998 from $1,691,253 for the comparable period in 1997. This decrease was the result of the factors discussed above.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

     a)  Exhibits

         27)  Financial Data Schedule

     b)  Reports on Form 8-K

             Report on Form 8-K dated April 8, 1998, reported that on April 8, 1998, Jones Spacelink Cable Corporation, the managing general partner of the Partnership, executed a letter of intent on behalf of the Partnership to sell the Wheaton System to an unaffiliated third party.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /S/ Kevin P. Coyle
                                        ----------------------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial Officer)


Dated:  May 13, 1998