Form 10-Q
period 1998-09-30
JONES GROWTH PARTNERS L P
filed 1998-11-13
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998
                               ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________to________

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

Yes   X                                                               No _____
    -----

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                             September 30,   December 31,
        ASSETS                                                   1998           1997
        ------                                              --------------  -------------
CASH                                                          $    184,609   $    109,356

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $60,974 and $16,173 at September 30, 1998
  and December 31, 1997, respectively                              301,688        212,268

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        60,768,471     57,002,036
  Less- accumulated depreciation                               (34,885,532)   (31,394,808)
                                                              ------------   ------------
                                                                25,882,939     25,607,228

  Franchise costs and other intangible assets, net of
    accumulated amortization of $67,829,564 and
    $66,319,098 at September 30, 1998 and December 31, 1997,
    respectively                                                 9,426,247     10,936,713
                                                              ------------   ------------

          Total investment in cable television properties       35,309,186     36,543,941

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        595,685        705,625
                                                              ------------   ------------

          Total assets                                        $ 36,391,168   $ 37,571,190
                                                              ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                             September 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1998           1997
-------------------------------------------                  -------------  -------------

LIABILITIES:
  Credit facility and other debt                              $ 36,221,252   $ 36,219,526
  Accounts payable and accrued liabilities                       3,548,300      2,512,156
  Accrued interest                                                 376,090        381,284
  Subscriber prepayments                                            68,320        220,759
                                                              ------------   ------------

          Total liabilities                                     40,213,962     39,333,725
                                                              ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                           (784,625)      (764,022)
                                                              ------------   ------------

                                                                  (783,625)      (763,022)
                                                              ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      September 30, 1998 and December 31, 1997)                 73,790,065     73,790,065
    Accumulated deficit                                        (76,829,234)   (74,789,578)
                                                              ------------   ------------

                                                                (3,039,169)      (999,513)
                                                              ------------   ------------

          Total partners' capital (deficit)                     (3,822,794)    (1,762,535)
                                                              ------------   ------------

          Total liabilities and partners' capital (deficit)   $ 36,391,168   $ 37,571,190
                                                              ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended    For the Nine Months Ended
                                                            September 30,                 September 30,
                                                     ---------------------------   ---------------------------

                                                          1998           1997          1998            1997
                                                     ------------    -----------   -----------     -----------
REVENUES                                               $6,306,176    $ 5,826,658   $18,578,044     $17,761,928

COSTS AND EXPENSES:
  Operating expenses                                    3,796,708      3,491,230    11,234,109      10,732,033
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner               716,512        654,607     2,150,153       2,058,567
  Depreciation and amortization                         1,873,028      2,802,310     5,251,058       8,278,749
                                                       ----------    -----------   -----------     -----------

OPERATING LOSS                                            (80,072)    (1,121,489)      (57,276)     (3,307,421)
                                                       ----------    -----------   -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (697,723)      (688,732)   (1,982,953)     (1,890,597)
  Interest income                                           1,177              -         2,734           1,679
  Other, net                                              (24,504)         9,922       (22,764)         34,774
                                                       ----------    -----------   -----------     -----------

NET LOSS                                               $ (801,122)   $(1,800,299)  $(2,060,259)    $(5,161,565)
                                                       ==========    ===========   ===========     ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                             $   (8,011)   $   (18,003)  $   (20,603)    $   (51,616)
                                                       ==========    ===========   ===========     ===========

  Limited Partners                                     $ (793,111)   $(1,782,296)  $(2,039,656)    $(5,109,949)
                                                       ==========    ===========   ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP
 UNIT                                                  $    (9.25)   $    (20.79)  $    (23.79)    $    (59.60)
                                                       ==========    ===========   ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 LIMITED PARTNERSHIP UNITS
 OUTSTANDING                                               85,740         85,740        85,740          85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                     For the Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    ------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $(2,060,259)    $(5,161,565)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                   5,251,058       8,278,749
      Decrease (increase) in trade receivables                          (89,420)         25,970
      Increase in deposits, prepaid expenses and
        other assets                                                   (139,928)       (256,405)
      Increase in accounts payable, accrued
        liabilities, accrued interest and subscriber prepayments        878,511         259,743
                                                                    -----------     -----------

            Net cash provided by operating activities                 3,839,962       3,146,492
                                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (3,766,435)     (3,388,269)
  Franchise renewal                                                           -         (25,000)
                                                                    -----------     -----------

            Net cash used in investing activities                    (3,766,435)     (3,413,269)
                                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               68,599          79,242
  Repayment of borrowings                                               (66,873)        (82,725)
                                                                    -----------     -----------

            Net cash provided by (used in) financing activities           1,726          (3,483)
                                                                    -----------     -----------

INCREASE (DECREASE) IN CASH                                              75,253        (270,260)

CASH, BEGINNING OF PERIOD                                               109,356         345,480
                                                                    -----------     -----------

CASH, END OF PERIOD                                                 $   184,609     $    75,220
                                                                    ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $ 1,988,147     $ 2,000,609
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System").

(2) Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner." Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. Intercable receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable by the Partnership for the three and nine month periods ended September 30, 1998 were $315,309 and $928,902, respectively, compared to $291,333 and $888,096, respectively, for the three and nine month periods ended September 30, 1997.

     Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers Inc., participates with the Managing General Partner in certain management decisions affecting the Partnership and receives a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three and nine month periods ended September 30, 1998 were $50,000 and $150,000, respectively, compared to $50,000 and $150,000, respectively, for the three and nine month periods ended September 30, 1997.

     The Partnership reimburses Intercable and certain of its affiliates for certain allocated overhead and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operations of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are primarily based upon actual time spent by employees of Intercable and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative costs is reasonable. Reimbursements by the Partnership to Intercable for allocated overhead and administrative costs for three and nine month periods ended September 30, 1998 were $351,203 and $1,071,251, respectively, compared to $313,274 and $1,020,471, respectively, for the three and nine month periods ended September 30, 1997.

(3) In August 1998, the Partnership signed an asset purchase agreement to sell the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The Associate General Partner consented to the sale in October 1998. Closing of the sale, which is expected to occur in the first quarter of 1999, also will be subject to several customary conditions, including necessary governmental and other third party consents. In addition, because the Wheaton System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The Managing General Partner is conducting a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998.

     Upon the proposed sale of the Wheaton System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $36,221,252, settle working capital adjustments, and then deposit $3,118,500 into an indemnity escrow account. The remaining net sale proceeds, expected to total approximately $60,700,000, will be distributed to the Partnership's partners of record as of the closing date of the sale of the Wheaton System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of only $708 for each $1,000 limited partnership interest. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner will not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

     The $3,118,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. If the entire $3,118,500 escrow amount is available, the Partnership would then distribute the $3,118,500 to the limited partners. This limited partner distribution would represent $36 for each $1,000 limited partnership interest. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     In August 1998, the Partnership signed an asset purchase agreement to sell the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The Associate General Partner consented to the sale in October 1998. Closing of the sale, which is expected to occur in the first quarter of 1999, also will be subject to several customary conditions, including necessary governmental and other third party consents. In addition, because the Wheaton System constitutes all of the assets of the Partnership, the sale must be approved by the owners of a majority of the interests of the Partnership. The Managing General Partner is conducting a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998.

     Upon the proposed sale of the Wheaton System, based upon financial information as of September 30, 1998, the Partnership will repay all of its indebtedness, which totaled $36,221,252, settle working capital adjustments, and then deposit $3,118,500 into an indemnity escrow account. The remaining net sale proceeds, expected to total approximately $60,700,000, will be distributed to the Partnership's partners of record as of the closing date of the sale of the Wheaton System. Based upon financial information as of September 30, 1998, this distribution will give the Partnership's limited partners an approximate return of only $708 for each $1,000 limited partnership interest. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner will not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

     The $3,118,500 of the sale proceeds to be placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period will be returned to and distributed by the Partnership. If the entire $3,118,500 escrow amount is available, the Partnership would then distribute the $3,118,500 to the limited partners. This limited partner distribution would represent $36 for each $1,000 limited partnership interest. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represents the only asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the nine months ended September 30, 1998, the Partnership generated net cash from operating activities totaling approximately $3,840,000, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1998, the Partnership expended approximately $3,766,000 for capital expenditures for the Wheaton System. Approximately 43 percent of these expenditures related to cable, hardware and labor for new subscriber installations. Approximately 30 percent of these expenditures related to the extension of cable plant associated with new homes passed. Approximately 5 percent was for the purchase of converters. The remainder was for other capital expenditures to maintain the value of the Wheaton System. Such expenditures were financed from cash on hand and cash from operations. Capital expenditures for the remainder of 1998 are expected to be approximately $712,000 which are expected to be financed from cash generated from operations. For the remainder of 1998, approximately 32 percent of the capital expenditures will relate to the extension of cable plant associated with new homes passed and approximately 16 percent of these expenditures will relate to cable, hardware and labor for additional subscriber installations. The remainder of the anticipated expenditures is for other capital expenditures necessary to maintain the value of the Wheaton System until it is sold. The Partnership is obligated to the prospective buyer of the Wheaton System to conduct its business in the ordinary course until the Wheaton System is sold.

     Ameritech, which provides telephone service in a multi-state region, including Illinois, is providing cable television service in a portion of the Wheaton System. This competition has had a negative effect on the Wheaton System's increases in revenues and cash flow. The Managing General Partner is taking prudent steps necessary to meet this competition from Ameritech until the Wheaton System is sold early next year.

     The Partnership's $36,000,000 revolving credit facility allows for the entire commitment to be available through March 31, 1999, at which time the commitment will be reduced quarterly until December 31, 1999 when the commitment will reduce to zero and will be payable in full. At September 30, 1998, the maximum of $36,000,000 was outstanding under the revolving credit facility. The outstanding balance of the revolving credit facility will be repaid in full upon the sale of the Wheaton System, which is expected to occur before March 31, 1999. Interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of September 30, 1998 and 1997 were 6.70 for both periods.

     The Partnership will rely on cash generated from operations and, if necessary and in its discretion, advances from the Managing General Partner to meet its liquidity needs until the Wheaton System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $479,518, or approximately 8 percent, to $6,306,176 for the three months ended September 30, 1998 compared to $5,826,658 for the comparable period in 1997. Revenues increased $816,116, or approximately 5 percent, to $18,578,044 for the nine months ended September 30, 1998 compared to $17,761,928 for the comparable period in 1997. An increase in basic service rates accounted for approximately 57 percent and 81 percent, respectively, of the increases in revenues for the three and nine month periods. Increases in the number of basic service subscribers accounted for approximately 19 percent of the increases in revenues for both the three and nine month periods. The number of basic service subscribers increased by 811 subscribers, or approximately 1 percent, to 55,615 at September 30, 1998 from 54,804 at September 30, 1997. No other individual factor contributed significantly to the increases in revenues for the period. This increase would have been higher except for the Wheaton System's competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $305,478, or approximately 9 percent, to $3,796,708 for the three months ended September 30, 1998 from $3,491,230 for the comparable period in 1997. Operating expenses increased $502,076, or approximately 5 percent, to $11,234,109 for the nine months ended September 30, 1998 from $10,732,033 for the comparable period in 1997. These increases in operating expenses were due primarily to increases in programming fees. No other individual factor significantly affected the increases in operating expenses for these periods. Operating expenses represented approximately 60 percent of revenues for the three and nine month periods ended September 30, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $174,040, or approximately 7 percent, to $2,509,468 for the three months ended September 30, 1998 from $2,335,428 for the comparable period in 1997. Operating cash flow increased $314,040, or approximately 4 percent, to $7,343,935 for the nine months ended September 30, 1998 from $7,029,895 for the comparable period in 1997. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $61,905, or approximately 9 percent, to $716,512 for the three months ended September 30, 1998 from $654,607 for the comparable period in 1997. Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $91,586, or approximately 4 percent, to $2,150,153 for the nine month period ended September 30, 1998 from $2,058,567 for the nine month period ended September 30, 1997. These increases were due to increases in revenues, upon which such management fees are based, and increases in allocated administrative costs from the Managing General Partner.

     Depreciation and amortization expense decreased $929,282, or approximately 33 percent, to $1,873,028 for the three months ended September 30, 1998 compared to $2,802,310 for the comparable period in 1997. Depreciation and amortization expense decreased $3,027,691, or approximately 37 percent, to $5,251,058 for the nine months ended September 30, 1998 compared to $8,278,749 for the comparable period in 1997. These decreases were primarily due to the maturation of a portion of the asset base.

     Operating loss decreased $1,041,417, or approximately 93 percent, to $80,072 for the three months ended September 30, 1998 from $1,121,489 for the comparable period in 1997. Operating loss decreased $3,250,145, or approximately 98 percent, to $57,276 for the nine months ended September 30, 1998 from $3,307,421 for the comparable period in 1997. These changes were due to the increases in operating cash flow and the decreases in depreciation and amortization expense exceeding the increases in management fees and allocated administrative costs from the Managing General Partner.

     Interest expense increased $8,991, or approximately 1 percent, to $697,723 for the three months ended September 30, 1998 from $688,732 for the comparable period in 1997. Interest expense increased $92,356, or approximately 5 percent, to $1,982,953 for the nine months ended September 30, 1998 from $1,890,597 for the nine months ended September 30, 1997. These increases in interest expense were primarily due to higher outstanding balances on interest-bearing obligations during 1998.

     Net loss decreased $999,177, or approximately 56 percent, to $801,122 for the three months ended September 30, 1998 from $1,800,299 for the comparable period in 1997. Net loss decreased $3,101,306, or approximately 60 percent, to $2,060,259 for the nine month period ended September 30, 1998 from $5,161,565 for the comparable period in 1997. These decreases were the result of the factors discussed above.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY: Jones Spacelink Cable Corporation



                                    By:  /s/ Kevin P. Coyle
                                         -----------------------------
                                         Kevin P. Coyle
                                         Vice President/Finance
                                         (Principal Financial Officer)


Dated: November 13, 1998