Form 10-K405
period 1998-12-31
JONES GROWTH PARTNERS L P
filed 1999-03-30
CIK 843010

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1998
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

               Yes    x                                        No
                    -----                                          -----

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:                                              N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    X
                                     -----


               DOCUMENTS INCORPORATED BY REFERENCE:          None



(40971)

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

          The Partnership. Jones Growth Partners L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Spacelink Cable Corporation, a subsidiary of Jones Intercable, Inc. ("Intercable"), is the managing general partner (the "Managing General Partner") and Growth Partners Inc., a Delaware corporation, is the associate general partner (the "Associate General Partner") of the Partnership. The Managing General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"). Intercable is a Colorado corporation engaged in the business of owning and operating cable television systems. The Associate General Partner is an affiliate of Lehman Brothers Inc. Until February 25, 1999, the Partnership owned the cable television systems serving the communities of Addison, Glen Ellyn, Warrenville, West Chicago, Wheaton, St. Charles, Geneva, Winfield and certain portions of unincorporated DuPage and Kane Counties, all in the State of Illinois (the "Wheaton System"). See Disposition of Cable Television System below.

          It is anticipated that Comcast Corporation ("Comcast") will acquire a controlling interest in Intercable during April 1999. As a result of this transaction, it is expected that the current management of Intercable and of the Managing General Partner and a majority of the Board of Directors of Intercable and the Board of Directors of the Managing General Partner will be replaced by Comcast.

Disposition of Cable Television System

          On February 25, 1999, the Partnership sold the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The sale was approved by the holders of a majority of the limited partnership interests of the Partnership and by the general partners of the Partnership.

          From the proceeds of the Wheaton System's sale, the Partnership repaid all of its indebtedness, which totaled $36,198,498, settled working capital adjustments, and deposited $3,118,500 into an interest-bearing indemnity escrow account. The Partnership will distribute the remaining sale proceeds of approximately $60,608,000 to the Partnership's partners of record as of February 25, 1999. This distribution will be made in March 1999 and will provide the limited partners an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner will not receive general partner distributions from the proceeds of the sale of the Wheaton System, and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

          The $3,118,500 of the sale proceeds placed in the interest-bearing indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period, plus interest earned on the escrowed funds, will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and the Partnership will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

          Because transferees of limited partnership interests following the record date for the distribution of the proceeds from the sale of the Wheaton System (February 25, 1999) would not be entitled to any distributions from the Partnership, a transfer of limited partnership interests following such record date would have no economic value. The Managing General Partner therefore has determined that, pursuant to the authority granted to it by the Partnership's limited partnership agreement, the Managing General Partner will approve no transfers of limited partnership interests after February 25, 1999.


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership does not own any cable television systems.


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          The sale of the Wheaton System was subject to the approval of the holders of a majority of the limited partnership interests of the Partnership.
A vote of the limited partners was conducted by the Managing General Partner by mail in November and December 1998. Limited partners of record as of the close of business on October 15, 1998 were entitled to notice of, and to participate in, this vote of limited partners. Following are the results of the vote of the limited partners:


No. of Interests
Entitled to Vote                  Approved       Against     Abstained    Did Not Vote
----------------               --------------  ------------  ----------  -------------
                                No.      %      No.     %    No.    %     No.      %
                               ------  ------  -----  -----  ---  -----  ------  -----

   85,740                      51,324  59.86   1,549  1.81   923  1.08   31,944  37.25


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. During 1998, limited partners of the Partnership conducted registered and unregistered tender offers for interests in the Partnership at prices ranging from $325 to $525 per interest. As of February 16, 1999, the number of equity security holders in the Partnership was 8,118.

ITEM 6. SELECTED FINANCIAL DATA
------------------------------------

                                         For the Year Ended December 31,
                       --------------------------------------------------------------------
                           1998          1997          1996          1995          1994
                       ------------  ------------  ------------  ------------  ------------
Revenues               $25,034,695   $23,744,294   $23,163,018   $21,248,133   $19,615,180
Depreciation and
  Amortization           7,200,784    11,166,245    11,702,503    11,742,487    12,583,108
Operating Loss             (42,833)   (4,572,861)   (5,346,233)   (6,103,218)   (7,334,009)
Net Loss                (2,772,363)   (7,095,253)   (7,927,762)   (8,755,438)   (9,644,492)
Weighted Average
  Number of Limited
  Partnership Units
  Outstanding               85,740        85,740        85,740        85,740        85,740
General Partners'
  Deficit                 (790,746)     (763,022)     (692,069)     (612,791)     (525,237)
Limited Partners'
  Capital (Deficit)     (3,744,152)     (999,513)    6,024,787    13,873,271    22,541,155
Total Assets            35,963,744    37,571,190    43,319,887    50,472,401    58,318,155
Credit Facility
  and Other Debt        36,198,498    36,219,526    36,243,429    35,431,966    35,245,699


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     The following discussion of financial condition and results of operations of Jones Growth Partners L.P. (the "Partnership") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     On February 25, 1999, the Partnership sold its cable television systems serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of DuPage and Kane counties, all in the State of Illinois (the "Wheaton System") to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. Growth Partners, Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers, Inc., consented to the sale in October 1998. Jones Spacelink Cable Corporation (the "Managing General Partner"), a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), conducted a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998. The sale was approved by the owners of a majority of the interests of the Partnership.

     Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, totaling approximately $60,721,037, will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Wheaton System. This distribution will give the Partnership's limited partners an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner will not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

     The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

     For the year ended December 31, 1998, the Partnership generated net cash from operating activities totaling $5,295,889, which was available to fund capital expenditures and non-operating costs. During 1998, the Partnership expended approximately $5,053,000 for capital expenditures for the Wheaton System. Approximately 45 percent of these expenditures related to cable, hardware and labor for new subscriber installations and approximately 28 percent of these expenditures related to the extension of cable plant associated with new homes passed. The remainder was for other capital expenditures to maintain the value of the Wheaton System. Such expenditures were financed by cash from operations. Expected expenditures for the first two months of 1999 were approximately $591,000 and were financed from available cash balances and cash flow from operations. Approximately 54 percent of the capital expenditures related to cable, hardware and labor for additional subscriber installations and approximately 14 percent of these expenditures related to the extension of cable plant associated with new homes passed. The remainder of the capital expenditures was for other capital expenditures necessary to maintain the value of the Wheaton System until it was sold. The Partnership was obligated to the buyer of the Wheaton System to conduct its business in the ordinary course until the Wheaton System was sold.

     At December 31, 1998, the maximum of $36,000,000 was outstanding under the Partnership's revolving credit facility. The entire $36,000,000 balance was repaid on February 25, 1999 from the proceeds from the Wheaton System sale on February 25, 1999. Interest on the outstanding principal balance was at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1998 and 1997 were 6.29 percent and 6.85 percent, respectively.

Year 2000 Issue
---------------

     The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. Due to the Wheaton System sale on February 25, 1999, and the planned liquidation and dissolution of the Partnership in 1999, the Year 2000 issue will not have a material effect on the Partnership.

RESULTS OF OPERATIONS
---------------------

1998 Compared to 1997 -
---------------------

     Revenues of the Partnership increased $1,290,401, or approximately 5 percent, to $25,034,695 in 1998, compared to $23,744,294 in 1997. An increase in basic service rates accounted for approximately 75 percent of the increase in revenues. No other individual factor contributed significantly to the increase in revenues. This increase would have been greater except for the Wheaton System's competition from Ameritech.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable maintenance expenses and marketing expenses.

     Operating expenses increased $449,889, or approximately 3 percent, to $14,864,104 in 1998 from $14,414,215 in 1997. This increase in operating expenses was primarily due to increases in advertising related costs and programming fees. The increase in programming fees was primarily due to the increase in basic subscribers and higher programming fees. No other individual factor significantly affected the increase in operating expenses for the year. Operating expenses represented approximately 59 percent of revenues in 1998 and 61 percent of revenues in 1997.

     Management and supervisory fees to the Managing and Associate General Partners and allocated administrative costs from the Managing General Partner increased $275,945, or approximately 10 percent, to $3,012,640 in 1998 from $2,736,695 in 1997. This increase was primarily the result of the increase in revenues upon which such fees and allocations are based.

     Depreciation and amortization expense decreased $3,965,461, or approximately 36 percent, to $7,200,784 in 1998 compared to $11,166,245 in 1997. This decrease was the result of the maturation of a portion of the asset base.

     Operating loss decreased $4,530,028, or approximately 99 percent, to $42,833 in 1998 from $4,572,861 in 1997. This decrease was primarily due to the increase in revenues and the decrease in depreciation and amortization expense exceeding the increase in operating expenses.

     Interest expense increased $90,707, or approximately 4 percent, to $2,633,095 in 1998 from $2,542,388 in 1997. This increase in interest expense was primarily due to higher outstanding balances on interest bearing obligations during 1998.

     Net loss decreased $4,322,890, or approximately 61 percent, to $2,772,363 in 1998 from $7,095,253 in 1997. This decrease was a result of the factors discussed above.

1997 Compared to 1996 -
---------------------

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

     Operating expenses increased $476,026, or approximately 3 percent, to $14,414,215 in 1997 from $13,938,189 in 1996. This increase in operating expenses was due primarily to increases in programming fees. The increase in programming fees was primarily due to the increase in basic subscribers and higher programming fees. No other individual factor significantly affected the increase in operating expenses for the period. Operating expenses represented approximately 61 percent of revenues in 1997 and 60 percent of revenues in 1996.

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

     Operating loss decreased $773,372, or approximately 14 percent, to $4,572,861 in 1997 from $5,346,233 in 1996. This decrease was due to the increase in revenues and the decreases in management and supervisory fees and allocated overhead and depreciation and amortization expense exceeding the increase in operating expenses.

     Interest expense increased $41,359, or approximately 2 percent, to $2,542,388 in 1997 from $2,501,029 in 1996. This increase in interest expense was primarily due to higher effective interest rates on interest bearing obligations during 1997.

     Net loss decreased $832,509, or approximately 11 percent, to $7,095,253 in 1997 from $7,927,762 in 1996. This decrease was a result of the factors discussed above.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

        Interest Rate Risk

        The Partnership utilizes variable rate long-term debt from its credit facility to partially finance capital expenditures. Such debt arrangements expose the Partnership to market risk related to changes in internet rates. The Partnership repaid all amounts outstanding on its credit facility upon the sale of its Wheaton System in February 1999. Therefore, the Partnership's risk from changes in interest rates is not expected to be significant.


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the year ended December 31, 1998 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Jones Growth Partners L.P.:

     We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                         ARTHUR ANDERSEN LLP



Denver, Colorado,
March 12, 1999.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                     ASSETS
                                     ------

                                                                       December 31,
                                                               ----------------------------
                                                                   1998           1997
                                                               -------------  -------------

CASH                                                           $    331,708   $    109,356

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $38,122 and $16,173 at
  December 31, 1998 and 1997, respectively                          482,555        212,268

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                         62,054,545     57,002,036
  Less- accumulated depreciation                                (36,182,278)   (31,394,808)
                                                               ------------   ------------
                                                                 25,872,267     25,607,228

  Franchise costs and other intangible assets, net of
    accumulated amortization of $68,389,364 and $66,319,098
    at December 31, 1998 and 1997, respectively                   8,866,447     10,936,713
                                                               ------------   ------------

          Total investment in cable television properties        34,738,714     36,543,941

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                         410,767        705,625
                                                               ------------   ------------

          Total assets                                         $ 35,963,744   $ 37,571,190
                                                               ============   ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                       LIABILITIES AND PARTNERS' DEFICIT
                       ---------------------------------


                                                             December 31,
                                                     ----------------------------
                                                         1998           1997
                                                     -------------  -------------

LIABILITIES:
  Credit facility and capital lease obligations      $ 36,198,498   $ 36,219,526
  Trade accounts payable and accrued liabilities        3,867,487      2,512,156
  Accrued interest                                        355,568        381,284
  Subscriber prepayments                                   77,089        220,759
                                                     ------------   ------------

          Total liabilities                            40,498,642     39,333,725
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  General Partners-
    Contributed capital                                     1,000          1,000
    Accumulated deficit                                  (791,746)      (764,022)
                                                     ------------   ------------

                                                         (790,746)      (763,022)
                                                     ------------   ------------

  Limited Partners-
    Net contributed capital (85,740 units
      outstanding at December 31, 1998 and 1997)       73,790,065     73,790,065
    Accumulated deficit                               (77,534,217)   (74,789,578)
                                                     ------------   ------------

                                                       (3,744,152)      (999,513)
                                                     ------------   ------------

          Total partners' deficit                      (4,534,898)    (1,762,535)
                                                     ------------   ------------

          Total liabilities and partners' deficit    $ 35,963,744   $ 37,571,190
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                   For the Year Ended
                                                                      December 31,
                                                     -----------------------------------------------
                                                         1998             1997              1996
                                                     ------------  -------------------  ------------

REVENUES                                             $25,034,695          $23,744,294   $23,163,018

COSTS AND EXPENSES:
  Operating expenses                                  14,864,104           14,414,215    13,938,189
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner            3,012,640            2,736,695     2,868,559
  Depreciation and amortization                        7,200,784           11,166,245    11,702,503
                                                     -----------          -----------   -----------

OPERATING LOSS                                           (42,833)          (4,572,861)   (5,346,233)
                                                     -----------          -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (2,633,095)          (2,542,388)   (2,501,029)
  Interest income                                          3,820                3,557         4,581
  Other, net                                            (100,255)              16,439       (85,081)
                                                     -----------          -----------   -----------

          Total other income (expense), net           (2,729,530)          (2,522,392)   (2,581,529)
                                                     -----------          -----------   -----------

NET LOSS                                             $(2,772,363)         $(7,095,253)  $(7,927,762)
                                                     ===========          ===========   ===========

ALLOCATION OF NET LOSS:
  Managing General Partner                           $   (27,724)         $   (70,953)  $   (79,278)
                                                     ===========          ===========   ===========

  Limited Partners                                   $(2,744,639)         $(7,024,300)  $(7,848,484)
                                                     ===========          ===========   ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                    $(32.01)             $(81.92)      $(91.53)
                                                     ===========          ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                           85,740               85,740        85,740
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                              For the Year Ended
                                                 December 31,
                                -----------------------------------------------
                                    1998             1997              1996
                                ------------  -------------------  ------------

GENERAL PARTNERS:
  Balance, beginning of year    $  (763,022)         $  (692,069)  $  (612,791)
  Net loss for the year             (27,724)             (70,953)      (79,278)
                                -----------          -----------   -----------

  Balance, end of year          $  (790,746)         $  (763,022)  $  (692,069)
                                ===========          ===========   ===========

LIMITED PARTNERS:
  Balance, beginning of year    $  (999,513)         $ 6,024,787   $13,873,271
  Net loss for the year          (2,744,639)          (7,024,300)   (7,848,484)
                                -----------          -----------   -----------

  Balance, end of year          $(3,744,152)         $  (999,513)  $ 6,024,787
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                              For the Year Ended
                                                                                 December 31,
                                                                -----------------------------------------------
                                                                    1998             1997              1996
                                                                ------------  -------------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $(2,772,363)         $(7,095,253)  $(7,927,762)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
      Depreciation and amortization                               7,200,784           11,166,245    11,702,503
      Decrease (increase) in trade receivables, net                (270,287)            (104,151)      178,774
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                            (48,190)            (549,680)      426,674
      Increase (decrease) in trade accounts payable and
        accrued liabilities, accrued interest and subscriber
        prepayments                                               1,185,945            1,370,459       (36,215)
                                                                -----------          -----------   -----------

                  Net cash provided by operating activities       5,295,889            4,787,620     4,343,974
                                                                -----------          -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (5,052,509)          (4,946,315)   (4,855,447)
  Franchise renewal costs                                                 -              (53,526)            -
                                                                -----------          -----------   -----------

                  Net cash used in investing activities          (5,052,509)          (4,999,841)   (4,855,447)
                                                                -----------          -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                           67,516               79,242       938,049
  Repayments of borrowings                                          (88,544)            (103,145)     (126,586)
                                                                -----------          -----------   -----------

                  Net cash provided by (used in) financing
                    activities                                      (21,028)             (23,903)      811,463
                                                                -----------          -----------   -----------

INCREASE (DECREASE) IN CASH                                         222,352             (236,124)      299,990

CASH, BEGINNING OF YEAR                                             109,356              345,480        45,490
                                                                -----------          -----------   -----------

CASH, END OF YEAR                                               $   331,708          $   109,356   $   345,480
                                                                ===========          ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $ 2,658,811          $ 2,433,996   $ 2,635,169
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

     Cable Television System Sale
     ----------------------------

     On February 25, 1999, the Partnership sold the Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The Associate General Partner consented to the sale in October 1998. The Managing General Partner conducted a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998. The sale was approved by the owners of a majority of the interests of the Partnership.

     Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an indemnity escrow account.
The remaining net sale proceeds, totaling approximately $60,721,037, will be distributed to the Partnership's limited partners of record as of the closing date of the sale of the Wheaton System. This distribution will give the Partnership's limited partners an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner will not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

     The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999.
If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

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

     All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the Managing General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership's agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

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

     Intangible Assets
     -----------------

     Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                   9 - 14  years
               Costs in excess of interests
                in net assets purchased              33  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)  TRANSACTIONS WITH THE ASSOCIATE GENERAL PARTNER, MANAGING GENERAL PARTNER
     -------------------------------------------------------------------------
     AND CERTAIN OF ITS AFFILIATES:
     -----------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The Managing General Partner managed the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1998, 1997 and 1996 were

$1,251,735, $1,187,215 and $1,158,151, respectively. The Managing General Partner has not received and will not receive a management fee after February 25, 1999.

     The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and received a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1998 were $200,000. Such fees were paid in February 1999. Supervisory fees paid to the Associate General Partner by the Partnership for the years ended December 31, 1997 and 1996 were $200,000 and $200,000, respectively. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999.

     Any Partnership distributions made from cash flow (defined as cash receipts derived from operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and one percent to the Managing General Partner. No distributions from cash flow have been made. Proceeds from the sale or refinancing of a cable television system would be distributed generally as follows: first, to the partners until they have received an amount equal to their initial capital contributions (as reduced by all prior distributions other than distributions from cash flow); second, to the limited partners until they have received a liquidation preference equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, less any portion of such capital contributions which has been returned to the limited partners from prior sale or refinancing proceeds, as determined for any particular year; provided that such cumulative return will be reduced by all prior distributions of cash flow from operations and prior distributions of proceeds of sales or refinancings of the cable television systems. The balance will be allocated 75 percent to the limited partners, 15 percent to the Managing General Partner and 10 percent to the Associate General Partner. See Note 1.

     The Partnership reimbursed the Managing General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represented the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the Managing General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The Managing General Partner believes that the methodology used in allocating general and administrative costs was reasonable. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1998, 1997 and 1996 were $1,560,905, $1,349,480 and $1,510,408, respectively.
The Partnership will continue to reimburse the Managing General Partner for actual time spent on Partnership business by employees of the Managing General Partner until the Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond February 25, 1999.


     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership has received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the Managing General Partner.

     Payments to Superaudio by the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled $42,020, $35,741 and $32,920, respectively.
Payments to Knowledge TV, Inc. for the years ended December 31, 1998, 1997 and 1996 totaled $43,560, $39,752 and $35,480, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, for the years ended December 31, 1997 and 1996 totaled $26,459 and $60,769, respectively. Payments to Great American Country, Inc., which initiated service in 1997, totaled $43,237 and $42,260 in 1998 and 1997, respectively.

     The Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network commissions paid to the Partnership for the years ended December 31, 1998, 1997 and 1996 totaled $80,994, $87,502 and $63,904, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 1998 and 1997, consisted of the following:

                                                              December 31,
                                                      ----------------------------

                                                           1998           1997
                                                      ------------   ------------
     Cable distribution systems                       $ 55,412,343   $ 50,554,352
     Equipment and tools                                 3,211,242      3,192,160
     Office furniture and equipment                      2,496,789      2,415,167
     Buildings                                              20,058         20,058
     Vehicles                                              809,113        715,299
     Land                                                  105,000        105,000
                                                      ------------   ------------

                                                        62,054,545     57,002,036

      Less:  accumulated depreciation                  (36,182,278)   (31,394,808)
                                                      ------------   ------------

                                                      $ 25,872,267   $ 25,607,228
                                                      ============   ============

(5)   DEBT:
      -----

      Total Partnership debt consisted of the following:

                                                             December 31,
                                                      ---------------------------
                                                          1998           1997
                                                      ------------   ------------
      Lending institutions-
        Revolving credit and term loan facility       $ 36,000,000   $ 36,000,000
      Capital lease obligations                            198,498        219,526
                                                      ------------   ------------

                                                      $ 36,198,498   $ 36,219,526
                                                      ============   ============

     At December 31, 1998, the maximum of $36,000,000 was outstanding under the Partnership's revolving credit facility. The entire $36,000,000 balance was repaid from the proceeds from the Wheaton System sale on February 25, 1999. Interest on the outstanding principal balance was at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rates on amounts outstanding as of December 31, 1998 and 1997 were 6.29 percent and 6.85 percent, respectively.

     At December 31, 1998 and 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt was estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

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

(7)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $204,003, $241,241 and $228,818 for the years ended December 31, 1998, 1997 and
1996, respectively.

     From the sale of the Wheaton System, a portion of the sale proceeds totaling $3,118,500 was placed in an interest-bearing indemnity escrow account and will remain in escrow from the closing date until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay any remaining liabilities and it will then distribute the balance to the Partnership's limited partners.

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
     -----------------------------------------

     Supplementary profit and loss information for the respective periods is presented below:

                                          Year Ended December 31,
                                     ----------------------------------

                                        1998        1997        1996
                                     ----------  ----------  ----------
Maintenance and repairs              $  241,621  $  330,578  $  274,968
                                     ==========  ==========  ==========

Taxes, other than income and
   payroll taxes                     $   84,230  $   83,788  $   69,048
                                     ==========  ==========  ==========

Advertising                          $  298,490  $  312,432  $  302,772
                                     ==========  ==========  ==========

Depreciation of property,
   plant and equipment               $5,038,331  $4,173,196  $3,796,074
                                     ==========  ==========  ==========

Amortization of intangible assets    $2,162,453  $6,993,049  $7,906,429
                                     ==========  ==========  ==========


           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the director and executive officers of the Managing General Partner is set forth below. Directors of the Managing General Partner serve until the next annual meeting of the Managing General Partner and until their successors shall be elected and qualified.

Name                                Age           Positions with the Managing General Partner
----                                ---           -------------------------------------------
Glenn R. Jones                      69            Chairman of the Board and Chief Executive Officer
James B. O'Brien                    49            President
Ruth E. Warren                      49            Vice President/Operations
Elizabeth M. Steele                 47            Vice President and Secretary
Kevin P. Coyle                      47            Vice President/Finance
Larry W. Kaschinske                 39            Controller


          Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd.
He is also Chairman of the Board of Directors of the subsidiaries of the Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board and Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the Company's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was appointed President of the Managing General Partner in January 1995. Mr. James B. O'Brien, Jones Intercable, Inc.'s President, joined Jones Intercable, Inc. in January 1982. Prior to being elected President and a director of Jones Intercable, Inc. in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of CTAM: The Marketing Society for the Cable Telecommunications Industry and as an executive director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies. Mr. O'Brien's numerous industry recognitions include a CTAM Tami Award for marketing excellence, a Women In Cable and Telecommunications Accolade Award recognizing his leadership efforts on behalf of women in the telecommunications industry, The President's Award for Leadership from the Illinois Cable and Telecommunications Association and a Lifetime Achievement Award from The National Association of Minorities in Communications. Additionally, Mr. O'Brien is a member of The Society of UK Cable Pioneers.

          Ms. Ruth E. Warren, the Managing General Partner's Vice President/Operations, joined Intercable in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of Intercable in September 1990. Ms. Warren is a past president of Women in Cable & Telecommunications and past Chairman of the Women in Cable Foundation. She serves as the Vice Chair of Five Points Media Center Board and on the Corporate Advisory Board of Planned Parenthood of the Rocky Mountains and the Advisory Board for Girls Count. In 1995, Ms. Warren received the Corporate Business Woman of the Year Award from the Colorado Women's Chamber of Commerce, and in 1998 Ms. Warren received the Vanguard Award for Distinguished Leadership from the National Cable Television Association.

          Ms. Elizabeth M. Steele, the Managing General Partner's Vice President and Secretary, joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc..

          Mr. Kevin P. Coyle was appointed Vice President/Finance of the Managing General Partner in March 1995. Mr. Coyle is the principal financial and accounting officer of the Managing General Partner. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990. From 1978 to 1981 Mr. Coyle was employed by American Television and Communications (now Time Warner Cable), and from 1974 to 1978 he was an associate at Haskins & Sells (now Deloitte & Touche LLP).

          Mr. Larry Kaschinske was appointed Controller of the Managing General Partner in March 1995. Mr. Kaschinske joined Jones Intercable, Inc. in 1984 as a staff accountant in Jones Intercable, Inc.'s former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

          Certain information concerning the director and executive officers of the Associate General Partner is set forth below.

Name                                Age           Positions with the Associate General Partner
----                                ---           --------------------------------------------
Michael T. Marron                   35            President and Chief Financial Officer
William T. McDermott                35            Vice President
Rocco F. Andriola                   40            Director

          Mr. Michael T. Marron is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989.

          Mr. William T. McDermott is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1998. Mr. McDermott joined Lehman Brothers in 1993 and held various positions within the firm before joining the Diversified Asset Group. Prior to joining Lehman Brothers, Mr. McDermott was a financial analyst with Cantor Fitzgerald Inc. from 1991 to 1993 and was associated with Arthur Andersen & Co., serving in both its audit and bankruptcy consulting divisions from 1985 to 1991.

          Mr. Rocco F. Andriola serves as a Managing Director of Lehman Brothers Inc. in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York.


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel were required to operate the Wheaton System. Such personnel were employed by Intercable and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment was charged by the Managing General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of February 16, 1999, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

          Prior to the sale of the Wheaton System, the Managing General Partner and its affiliates engaged in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The Managing General Partner believes that the terms of such transactions were generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the Managing General Partner in good faith, but none of the terms were negotiated at arm's-length and there can be no assurance that the terms of such transactions have been as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

Transactions with the Managing General Partner

          The Managing General Partner manages the Wheaton System on behalf of the Partnership and the Managing General Partner received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Managing General Partner will not receive a management fee after February 25, 1999, the date of the sale of the Wheaton System.

          The Partnership reimbursed Intercable, the parent of the Managing General Partner, for certain allocated overhead and administrative expenses. These expenses represented the salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provided engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs were based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses were allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner were also allocated a proportionate share of these expenses. The Partnership will continue to reimburse Intercable for actual time spent on Partnership business by employees of Intercable until Partnership is liquidated and dissolved, but the Partnership will not bear a revenue-based allocation of overhead and administrative expenses beyond February 25, 1999.

          Intercable, the parent of the Managing General Partner, from time to time has advanced funds to the Partnership and charged interest on the balance payable. The interest rate charged approximated Intercable's weighted average cost of borrowing.

Transactions with the Associate General Partner

          The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and received a supervisory fee equal to the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually.

Transactions with Affiliates

          Jones International, Ltd., a company owned by Glenn R. Jones, and certain of its subsidiaries (collectively "International") provided various services to the Partnership, including affiliation agreements for the distribution of programming owned by affiliated companies on cable television systems owned by the Partnership, as described below.

          Knowledge TV, Inc., a company owned by Mr. Jones, affiliates of International, Intercable and BCI Telecom Holdings Inc., a principal shareholder of Intercable, operates the television network Knowledge TV. Knowledge TV provided programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. provided its programming to the Wheaton System.

          The Great American Country network provided country music video programming to the Wheaton System. This network is owned and operated by Great American Country, Inc., a susidiary of Jones International Networks, Ltd., an affiliate of Intercable.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of Intercable. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provided satellite programming to the Wheaton System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Wheaton System totaled approximately $80,994 for the year ended December 31, 1998.

     The charges to the Partnership for related party transactions were as follows for the periods indicated:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
                                                                  1998                   1997                   1996
                                                                  ----                   ----                   ----
Management fee, Managing General Partner                       $1,251,735             $1,187,215             $1,158,151
Supervisory fee, Associate General Partner                        200,000                200,000                200,000
Allocation of expenses                                          1,560,905              1,349,480              1,510,408
Interest expense                                                        0                      0                      0
Programming fees:
       Knowledge TV, Inc.                                          43,560                 39,752                 35,480
       Great American Country                                      43,237                 42,260                      0
       Superaudio                                                  42,020                 35,741                 32,920

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------


(a)  1.            See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

     3.            The following exhibits are filed herewith.

     4.1           Limited Partnership Agreement of Jones Growth Partners L.P.  (1)

     10.1          Asset Purchase Agreement dated August 7, 1998 between Jones Growth Partners L.P. and TCI
                   Communications, Inc. (2)

     27            Financial Data Schedule
_________

     (1)           Incorporated by reference from the Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

     (2)           Incorporated by reference from the Registrant's Schedule 14A (Commission File No. 0-17916)
                   filed with the Securities and Exchange Commission on October 9, 1998.

(b)                Reports on Form 8-K
                   -------------------

                   None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JONES GROWTH PARTNERS L.P.
                                 a Colorado limited partnership
                                 By:  Jones Spacelink Cable Corporation,
                                      its Managing General Partner


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
Dated: March 22, 1998                 Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                 By:  /s/ Glenn R. Jones
                                      ------------------
                                      Glenn R. Jones
                                      Chairman of the Board and Chief
                                      Executive Officer
Dated: March 22, 1998                 (Principal Executive Officer)


                                 By:  /s/ Kevin P. Coyle
                                      ------------------
                                      Kevin P. Coyle
                                      Vice President/Finance
Dated: March 22, 1998                 (Principal Financial Officer)


                                 By:  /s/ Larry Kaschinske
                                      --------------------
                                      Larry Kaschinske
                                      Controller
Dated: March 22, 1998                 (Principal Accounting Officer)