Form 10-Q
period 1999-03-31
JONES GROWTH PARTNERS L P
filed 1999-05-14
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

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



                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office

                                (215) 665-1700
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                No
   _____                                                                 _____

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                    ASSETS
                                    ------

                                                                  March 31,             December 31,
                                                                    1999                   1998
                                                                -------------         -------------
CASH                                                             $    -               $     331,708

PROCEEDS FROM SALE IN ESCROW                                        3,130,194                  -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $38,122 at March 31, 1999
  and December 31, 1998, respectively                                 -                     482,555

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                              -                  62,054,545
  Less- accumulated depreciation                                      -                 (36,182,278)
                                                                -------------         -------------
                                                                      -                  25,872,267

  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $68,389,364
    at March 31, 1999 and December 31, 1998, respectively             -                   8,866,447
                                                                -------------         -------------
  Total investment in cable
    television properties                                             -                  34,738,714

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                           -                     410,767

Total assets                                                     $  3,130,194         $  35,963,744
                                                                =============         =============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

                                                                  March 31,                        December 31,
                                                                    1999                              1998
                                                                -------------                    -------------

LIABILITIES:
  Credit facility and capital lease obligations                 $      -                         $  36,198,498
  Accounts payable and accrued liabilities                          1,627,531                        3,867,487
  Accrued interest                                                     -                               355,568
  Subscriber prepayments                                               -                                77,089
                                                                -------------                    -------------
Total liabilities                                                   1,627,531                       40,498,642
                                                                -------------                    -------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                 1,000                            1,000
    Accumulated deficit                                                (1,000)                        (791,746)
                                                                -------------                    -------------
                                                                        -                             (790,746)
                                                                -------------                    -------------

  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      March 31, 1999 and December 31, 1998)                        73,790,065                       73,790,065
    Distribution                                                  (60,721,037)                           -
    Accumulated deficit                                           (11,566,365)                     (77,534,217)
                                                                -------------                    -------------
                                                                    1,502,663                       (3,744,152)
                                                                -------------                    -------------
Total partners' capital (deficit)                                   1,502,663                       (4,534,898)
                                                                -------------                    -------------
Total liabilities and partners' capital (deficit)               $   3,130,194                    $  35,963,744
                                                                =============                    =============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                ------------------------------------------
                                                                      1999                      1998
                                                                -----------------         ----------------
REVENUES                                                        $       3,917,788         $     6,035,005

COSTS AND EXPENSES:
  Operating expenses                                                    2,789,496               3,664,093
  Management and supervisory fees to the General
    Partners and allocated administrative costs
    from the Managing General Partner                                     526,712                 699,921
  Depreciation and amortization                                         1,300,323               1,580,169
                                                                -----------------         ----------------
OPERATING INCOME (LOSS)                                                  (698,743)                 90,822
                                                                -----------------         ----------------
OTHER INCOME (EXPENSE):
  Interest expense                                                       (378,708)               (655,569)
  Interest income                                                         263,567                     853
  Gain on sale of cable television system                              68,379,767                   -
  Other, net                                                             (807,285)                   (749)
                                                                -----------------         ----------------
         Total other income (expense), net                             67,457,341                (655,465)
                                                                -----------------         ----------------
NET INCOME (LOSS)                                               $      66,758,598         $      (564,643)
                                                                =================         ================
ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                                      $         790,746         $        (5,646)
                                                                =================         ================
  Limited Partners                                              $      65,967,852                (558,997)
                                                                =================         ================
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                              $          769.39         $         (6.52)
                                                                =================         ================

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                            85,740                   85,740
                                                                =================         ================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                                          For the Three Months Ended
                                                                                  March 31,
                                                                ------------------------------------------
                                                                      1999                      1998
                                                                -----------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $     66,758,598          $       (564,643)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                    1,300,322                 1,580,169
      Gain on sale of cable television system                        (68,379,767)                     -
      Decrease (increase) in trade receivables, net                      482,555                  (233,139)
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                  66,386                  (296,572)
      Increase (decrease) in accounts payable and
        accrued liabilities, accrued interest and
        subscriber prepayments                                        (2,672,613)                  323,622
                                                                -----------------         ----------------
           Net cash provided by (used in) operating activities        (2,444,519)                  809,437
                                                                -----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               (640,404)                 (893,486)
  Franchise costs                                                       (208,750)                     -
  Proceeds from sale of cable television system, net of
    escrow                                                            99,881,500                      -
                                                                -----------------         ----------------
           Net cash provided by (used in) investing activities        99,032,346                  (893,486)
                                                                -----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                -                         42,005
  Repayment of borrowings                                            (36,198,498)                  (20,035)
  Distribution to limited partners                                   (60,721,037)                     -
                                                                -----------------         ----------------
           Net cash provided by (used in) financing activities       (96,919,535)                   21,970
                                                                -----------------         ----------------
Decrease in cash                                                        (331,708)                  (62,079)

Cash, beginning of period                                                331,708                   109,356
                                                                -----------------         ----------------
Cash, end of period                                             $         -               $         47,277
                                                                =================         =================
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $        734,276          $        680,656
                                                                =================         =================

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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 1999 and December 31, 1998, and its results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

        The Partnership owned the cable television system serving the municipalities of Addison, Glen Ellyn, St. Charles, Warrenville, West Chicago, Wheaton, Winfield and Geneva, and certain portions of unincorporated areas of Du Page and Kane counties, all in the State of Illinois (the "Wheaton System"), until it was sold on February 25, 1999. Jones Spacelink Cable Corporation, a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation, is the "Managing General Partner."

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Intercable. Comcast now owns approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

        Also on April 7, 1999, the bylaws of Intercable were amended to establish the size of Intercable's Board of Directors as a range from eight to thirteen directors and the board was reconstituted so as to have eight directors and the following directors of Intercable resigned: Robert E. Cole, Josef J. Fridman, James J. Krejci, James B. O'Brien, Raphael M. Solot, Robert Kearney, Howard O. Thrall, Siim Vanaselja, Sanford Zisman and Glenn R. Jones. In addition, Donald L. Jacobs resigned as a director elected by the holders of Class A Common Stock and was elected by the remaining directors as a director elected by the holders of Common Stock. The remaining directors elected the following persons to fill the vacancies on the board created by such resignations: Ralph J. Roberts, Brian L. Roberts, John R. Alchin, Stanley Wang and Lawrence S. Smith. All of the newly elected directors, with the exception of Mr. Jacobs, are officers of Comcast. Also on April 7, 1999, the following executive officers of Intercable resigned: Glenn R. Jones, James B. O'Brien, Ruth E. Warren, Kevin P. Coyle, Cynthia A. Winning, Elizabeth M. Steele, Wayne
H. Davis and Larry W. Kaschinske. The following persons were appointed as executive officers of Intercable on April 7, 1999: Ralph J. Roberts, Brian L. Roberts, Lawrence S. Smith, John R. Alchin and Stanley Wang.

        Comcast is principally engaged in the development, management and operation of broadband cable networks and in the provision of content through programming investments. Comcast Cable is principally engaged in the development, management and operation of broadband cable networks. The address of Comcast's principal office is 1500 Market Street, Philadelphia, Pennsylvania 19102-2148, which is also now the address of the principal office of Intercable and of the Managing General Partner. The address of Comcast Cable's principal office is 1201 Market Street, Suite 2201, Wilmington, Delaware 19801.

(2) On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers, Inc., consented to the sale in October 1998. The Managing General Partner conducted a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998. The sale was approved by the owners of a majority of the interests of the Partnership.

        Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, which totaled $60,721,037, were distributed to the Partnership's limited partners of record as of February 25, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner did not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

        The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,627,531 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

(3) The Managing General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $195,889 and $301,750, respectively. The Managing General Partner has not received and will not receive a management fee after February 25, 1999.

        The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and has received a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended March 31, 1999 and 1998 were $39,178 and $50,000, respectively. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999.

        The Partnership will continue to reimburse the Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the Managing General Partner for overhead and administrative costs for the three month periods ended March 31, 1999 and 1998 were $291,645 and $348,171, respectively.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

        On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments. The Associate General Partner consented to the sale in October 1998. The Managing General Partner conducted a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998. The sale was approved by the owners of a majority of the interests of the Partnership.

        Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, which totaled $60,721,037, were distributed to the Partnership's limited partners of record as of February 25, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner did not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

        The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties to be made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,627,531 at March 31, 1999, and it will then distribute the balance to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed. Since the Wheaton System represented the only operating asset of the Partnership, the Partnership will be liquidated and dissolved upon the final distribution of any amounts remaining from the indemnity escrow account, most likely in the fourth quarter of 1999. If any disputes with respect to the indemnification arise, the Partnership would not be dissolved until such disputes were resolved, which could result in the Partnership continuing in existence beyond 1999.

        The then-outstanding balance of the Partnership's $36,000,000 revolving credit facility was repaid in full on February 25, 1999 with proceeds from the sale of the Wheaton System. Interest on the outstanding principal balance was at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent.

RESULTS OF OPERATIONS
---------------------

        Due to the Wheaton System sale on February 25, 1999, which was the Partnership's only operating asset, a full discussion of results of operations would not be meaningful. For the period ended March 31, 1999, the Partnership had total revenues of $3,917,788 and generated an operating loss of $698,743. Because of the gain of $68,379,767 on the sale of the Wheaton System, the Partnership realized net income of $66,758,598, or $769.39 per limited partnership unit during the three months ended March 31, 1999.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27)  Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated February 25, 1999, filed in March
              1999, reported that on February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000, subject to customary closing adjustments.

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

                                          JONES GROWTH PARTNERS L.P.
                                          a Colorado limited partnership
                                          BY:  Jones Spacelink Cable Corporation



                                          By:  /S/ Lawrence S. Smith
                                               ---------------------------------
                                               Lawrence S. Smith
                                               Principal Accounting Officer


                                          By:  /S/ Joseph J. Euteneuer
                                               ---------------------------------
                                               Joseph J. Euteneuer
                                               Vice President
                                               (Authorized Officer)



Dated:  May 14, 1999