Form 10-Q
period 1999-06-30
JONES GROWTH PARTNERS L P
filed 1999-08-16
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly  period ended June 30, 1999
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______

                        Commission File Number 0-17916


                          JONES GROWTH PARTNERS L.P.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                              84-1143409
--------------------------------------------------------------------------------
State of organization                                        IRS employer I.D. #

                            c/o Comcast Corporation
                1500 Market Street, Philadelphia, PA 19102-2148
                -----------------------------------------------
                     Address of principal executive office


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

Yes _X_                                                                   No ___

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                    ASSETS
                                    ------

                                                                            June 30,               December 31,
                                                                              1999                    1998
                                                                           ----------             ------------
CASH                                                                       $   -                  $    331,708

PROCEEDS FROM SALE IN ESCROW                                                3,165,410                   -

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $-0- and $38,122 at June 30, 1999
  and December 31, 1998, respectively                                          -                       482,555

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       -                    62,054,545
  Less- accumulated depreciation                                               -                   (36,182,278)
                                                                           ----------             ------------
                                                                               -                    25,872,267
  Franchise costs and other intangible assets, net of
    accumulated amortization of $-0- and $68,389,364
    at June 30, 1999 and December 31, 1998, respectively                       -                     8,866,447
                                                                           ----------             ------------
  Total investment in cable
    television properties                                                      -                    34,738,714

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                    -                       410,767
                                                                           ----------             ------------

  Total assets                                                             $3,165,410             $ 35,963,744
                                                                           ==========             ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                  -------------------------------------------

                                                                        June 30,                   December 31,
                                                                          1999                         1998
                                                                      ------------                 ------------
LIABILITIES:
  Credit facility and capital lease obligations                       $     -                      $ 36,198,498
  Accounts payable and accrued liabilities                               1,832,300                    3,867,487
  Accrued interest                                                          -                           355,568
  Subscriber prepayments                                                    -                            77,089
                                                                      ------------                 ------------

       Total liabilities                                                 1,832,300                   40,498,642
                                                                      ------------                 ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                      1,000                        1,000
    Accumulated deficit                                                     (1,000)                    (791,746)
                                                                      ------------                 ------------

                                                                            -                          (790,746)
                                                                      ------------                 ------------
  Limited Partners-
    Net contributed capital (85,740 units outstanding at
      June 30, 1999 and December 31, 1998)                              73,790,065                   73,790,065
    Distribution                                                       (60,721,037)                      -
    Accumulated deficit                                                (11,735,918)                 (77,534,217)
                                                                      ------------                  -----------

                                                                         1,333,110                   (3,744,152)
                                                                      ------------                 ------------

       Total partners' capital (deficit)                                 1,333,110                   (4,534,898)
                                                                      ------------                 ------------

       Total liabilities and partners' capital (deficit)              $  3,165,410                 $ 35,963,744
                                                                      ============                 ============

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended             For the Six Months Ended
                                                               June 30,                              June 30,
                                                    ------------------------------        -------------------------------
                                                       1999               1998               1999                1998
                                                    ----------         -----------        -----------         -----------
REVENUES                                            $   -              $ 6,236,863        $ 3,917,788         $12,271,868

COSTS AND EXPENSES:
  Operating expenses                                    -                3,773,308          2,789,496           7,437,401
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner             -                  733,720            526,712           1,433,641
  Depreciation and amortization                         -                1,797,861          1,300,323           3,378,030
                                                    ----------         -----------        -----------         -----------

OPERATING INCOME (LOSS)                                 -                  (68,026)          (698,743)             22,796
                                                    ----------         -----------        -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (20,338)           (629,661)          (399,046)         (1,285,230)
  Interest income on escrowed proceeds                  35,215              -                  46,909              -
  Gain on sale of cable television system               -                   -              68,379,767              -
  Other, net                                          (184,430)              3,193           (739,842)              3,297
                                                    ----------         -----------        -----------         -----------

         Total other income (expense), net            (169,553)           (626,468)        67,287,788          (1,281,933)
                                                    ----------         -----------        -----------         -----------

NET INCOME (LOSS)                                   $ (169,553)        $  (694,494)       $66,589,045         $(1,259,137)
                                                    ==========         ===========        ===========         ===========

ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                          $   -              $    (6,945)       $   790,746         $   (12,591)
                                                    ==========         ===========        ===========         ===========

  Limited Partners                                  $ (169,553)        $  (687,549)       $65,798,299         $(1,246,546)
                                                    ==========         ===========        ===========         ===========


NET INCOME (LOSS) PER
  LIMITED PARTNERSHIP UNIT                          $    (1.97)        $     (8.02)       $    767.42         $    (14.54)
                                                    ==========         ===========        ===========         ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                           85,740              85,740             85,740              85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                               For the Six Months Ended
                                                                                        June 30,
                                                                            ---------------------------------
                                                                               1999                  1998
                                                                            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $66,589,045           $(1,259,137)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                           1,300,323             3,378,030
      Gain on sale of cable television system                               (68,379,767)               -
      Decrease (increase) in trade receivables                                  482,555              (291,712)
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                                             31,169              (554,703)
      Increase (decrease) in accounts payable, accrued
        liabilities, accrued interest and subscriber prepayments             (2,467,844)              699,668
                                                                            -----------           -----------

          Net cash provided by (used in) operating activities                (2,444,519)            1,972,146
                                                                            -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                      (640,404)           (2,039,903)
  Franchise costs                                                              (208,750)               -
  Proceeds from sale of cable television system, net of escrow               99,881,500                -
                                                                            -----------           -----------

          Net cash provided by (used in) investing activities                99,032,346            (2,039,903)
                                                                            -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       -                     68,558
  Repayment of borrowings                                                   (36,198,498)              (44,214)
  Distribution to Limited Partners                                          (60,721,037)               -
                                                                            -----------           -----------

          Net cash provided by (used in) financing activities               (96,919,535)               24,344
                                                                            -----------           -----------

Decrease in cash                                                               (331,708)              (43,413)

Cash, beginning of period                                                       331,708               109,356
                                                                            -----------           -----------

Cash, end of period                                                         $    -                $    65,943
                                                                            ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                             $   754,614           $ 1,325,944
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at June 30, 1999 and December 31, 1998, its results of operations for the three and six month periods ended June 30, 1999 and 1998 and its cash flows for the six month periods ended June 30, 1999 and 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Intercable. As of April 7, 1999, Comcast owned approximately 12.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing approximately 37% of the economic interest and 47% of the voting interest in Intercable. Also on that date, Comcast contributed its shares in Intercable to Comcast's wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Intercable owned by Comcast represents approximately 57% of the outstanding Common Stock, which class of stock is entitled to elect 75% of the Board of Directors of Intercable. As a result of this transaction, Intercable is now a consolidated public company subsidiary of Comcast Cable.

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

(2) On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000. Growth Partners Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers, Inc., consented to the sale in October 1998. The Managing General Partner conducted a vote of the limited partners on the proposed sale of the Wheaton System in the fourth quarter of 1998. The sale was approved by the owners of a majority of the interests of the Partnership.

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

     The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,832,300 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

     Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1).

(3) The Managing General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the Managing General Partner by the

Partnership for the three month periods ended June 30, 1999 and 1998 were $-0-and $311,843, respectively. Management fees paid to the Managing General Partner by the Partnership for the six month periods ended June 30, 1999 and 1998 were $195,889 and $613,593, respectively. The Managing General Partner has not received and will not receive a management fee after February 25, 1999.

     The  Associate  General  Partner  has been entitled to participate with the
Managing General Partner in certain management decisions affecting the Partnership and has received a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended June 30, 1999 and 1998 were $-0-and $50,000, respectively. Supervisory fees accrued to the Associate General Partner by the Partnership for the six month periods ended June 30, 1999 and 1998 were $39,178 and $100,000, respectively. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999.

     The Partnership will continue to reimburse the Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership. Reimbursements by the Partnership to the Managing General Partner for overhead and administrative costs for the three month periods ended June 30, 1999 and 1998 were $8,401 and $371,877, respectively. Reimbursements by the Partnership to the Managing General Partner for overhead and administrative costs for the six month periods ended June 30, 1999 and 1998 were $300,046 and $720,048, respectively.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

         On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000. Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, which totaled $60,721,037, were distributed to the Partnership's limited partners of record as of February 25, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner did not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

         The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $1,832,300 at June 30, 1999, it will retain funds necessary to cover the administrative expenses of the Partnership and it will then distribute the balance, if any, to the Partnership's limited partners. The Partnership will continue in existence at least until any amounts remaining from the indemnity escrow account have been distributed.

         Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until all proceeds from escrow have been distributed and the pending litigation in which the Partnership is a named defendant has been resolved and terminated. (See Part II, Item 1).

         Because the Partnership has sold all of its assets and further distributions, if any, will be made to the limited partners of record as of the closing date of the sale of the Partnership's last remaining cable television system, new limited partners would not be entitled to any distributions from the Partnership and transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.


RESULTS OF OPERATIONS
---------------------

         Due to the Wheaton System sale on February 25, 1999, which was the Partnership's only operating asset, a full discussion of results of operations would not be meaningful. For the period ended June 30, 1999, the Partnership had total revenues of $3,917,788 and generated an operating loss of $698,743. Because of the gain of $68,379,767 on the sale of the Wheaton System, the
Partnership realized net income of $66,589,045, or $767.42 per limited partnership unit during the six months ended June 30, 1999.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

    In July 1999, Jones Intercable, Inc., each of its subsidiaries that serve as general partners of managed public partnerships and most of its managed public partnerships, including the Partnership, were named defendants in a case styled Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II,
--------------------------------------------------------------------------------
LLC and KM  Investments,  LLC,  plaintiffs  v. Jones  Intercable,  Inc., et al.,
--------------------------------------------------------------------------------
defendants  (Superior Court, Los Angeles County,  State of California,  Case No.
----------
C213638). Plaintiffs, all of which are affiliated with each other, are in the business of, among other things, investing in limited partnerships that own and operate cable television systems. Plaintiffs allege that one of the plaintiffs has been a limited partner or has obtained a valid power-of-attorney from a limited partner in each of Jones Intercable, Inc.'s managed public partnerships and that they had formed a coordinated plan amongst themselves to acquire up to 4.9% of the limited partnership interests in each of Jones Intercable, Inc.'s managed public partnerships during the latter half of 1996. Plaintiffs' complaint alleges that they were frustrated in this purpose by Jones Intercable, Inc.'s refusal to provide plaintiffs with lists of the names and addresses of the limited partners of Jones Intercable, Inc.'s managed public partnerships. The complaint alleges that Jones Intercable Inc.'s actions constituted a breach of contract, a breach of Jones Intercable, Inc.'s implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable, Inc.'s fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable, Inc.'s failure to provide them with the partnership lists prevented them from making their tender offers and the plaintiffs claim that they have been injured by such action in an amount to be proved at trial, but not less than $17 million. Given the fact that this case was only recently filed and that the time for Jones Intercable, Inc.'s response to the complaint has not yet expired, Jones Intercable, Inc. has not yet responded to this complaint. Jones Intercable, Inc. believes, however, that it and the defendant subsidiaries and managed public partnerships have defenses to the plaintiffs' claims for relief, and Jones Intercable, Inc. intends to defend this lawsuit vigorously both on its own behalf and on behalf of its subsidiaries and its managed public partnerships.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              27)  Financial Data Schedule

         b)   Reports on Form 8-K

                  Report on Form 8-K dated April 7, 1999, filed on April 15,
             1999, reported that on April 7, 1999, Comcast Corporation completed the acquisition of a controlling interest in Jones Intercable, Inc., the parent of the Managing General Partner.

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


                                    JONES GROWTH PARTNERS L.P.
                                    a Colorado limited partnership
                                    BY:  Jones Spacelink Cable Corporation



                                    By:  /S/ Lawrence S. Smith
                                         -----------------------------------
                                         Lawrence S. Smith
                                         Principal Accounting Officer


                                    By:  /S/ Joseph J. Euteneuer
                                         -----------------------------------
                                         Joseph J. Euteneuer
                                         Vice President (Authorized Officer)



Dated:  August 16, 1999