Form 10-Q
period 1999-09-30
JONES GROWTH PARTNERS L P
filed 1999-11-15
CIK 843010

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                               ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
                              -------------  ------------

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

                                     ASSETS
                                     ------

                                                             September 30,           December 31,
                                                                 1999                    1998
                                                             -------------           ------------
CASH                                                           $  155,472            $    331,708

PROCEEDS FROM SALE IN INTEREST-BEARING
  ESCROW ACCOUNT                                                3,200,361                    --

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $38,122 at December 31, 1998                        --                   482,555

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                             --                62,054,545
  Less- accumulated depreciation                                     --               (36,182,278)
                                                               ----------            ------------
                                                                     --                25,872,267

  Franchise costs and other intangible assets, net of
    accumulated amortization of  $68,389,364
    at December 31, 1998                                             --                 8,866,447
                                                               ----------            ------------

        Total investment in cable
          television properties                                      --                34,738,714

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                          --                   410,767
                                                               ----------            ------------

        Total assets                                           $3,355,833            $ 35,963,744
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                             (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                   -------------------------------------------


                                                                September 30,            December 31,
                                                                    1999                     1998
                                                                -------------            ------------
LIABILITIES:
  Credit facility and capital lease obligations                 $       --               $ 36,198,498
  Accounts payable and accrued liabilities                         2,028,138                3,867,487
  Accrued interest                                                      --                    355,568
  Subscriber prepayments                                                --                     77,089
                                                                ------------             ------------

      Total liabilities                                            2,028,138               40,498,642
                                                                ------------             ------------


PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                                1,000                    1,000
    Accumulated deficit                                               (1,000)                (791,746)
                                                                ------------             ------------

                                                                        --                   (790,746)
                                                                ------------             ------------

Limited Partners-
  Net contributed capital (85,740 units outstanding at
    September 30, 1999 and December 31, 1998)                     73,790,065               73,790,065
  Distribution                                                   (60,721,037)                    --
  Accumulated deficit                                            (11,741,333)             (77,534,217)
                                                                ------------             ------------

                                                                   1,327,695               (3,744,152)
                                                                ------------             ------------

      Total partners' capital (deficit)                            1,327,695               (4,534,898)
                                                                ------------             ------------

      Total liabilities and partners' capital (deficit)         $  3,355,833             $ 35,963,744
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                             (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                       For the Three Months Ended            For the Nine Months Ended
                                                             September 30,                         September 30,
                                                     -------------------------------       -------------------------------
                                                         1999               1998               1999               1998
                                                     ------------       ------------       ------------       ------------
REVENUES                                           $       --         $  6,306,176       $  3,917,788       $ 18,578,044

COSTS AND EXPENSES:
  Operating expenses                                       --            3,796,708          2,789,496         11,234,109
  Management and supervisory fees to the
    General Partners and allocated administrative
    costs from the Managing General Partner                --              716,512            526,712          2,150,153
  Depreciation and amortization                            --            1,873,028          1,300,323          5,251,058
                                                   ------------       ------------       ------------       ------------

OPERATING LOSS                                             --              (80,072)          (698,743)           (57,276)
                                                   ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                      (30,340)          (697,723)          (429,386)        (1,982,953)
  Interest income on escrowed proceeds                   34,951               --               81,860               --
  Gain on sale of cable television system                  --                 --           68,379,767               --
  Other, net                                            (10,026)           (23,327)          (749,868)           (20,030)
                                                   ------------       ------------       ------------       ------------

      Total other income (expense), net                  (5,415)          (721,050)        67,282,373         (2,002,983)
                                                   ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                  $     (5,415)      $   (801,122)      $ 66,583,630       $ (2,060,259)
                                                   ============       ============       ============       ============

ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                         $       --         $     (8,011)      $    790,746       $    (20,603)
                                                   ============       ============       ============       ============

  Limited Partners                                 $     (5,415)      $   (793,111)      $ 65,792,884       $ (2,039,656)
                                                   ============       ============       ============       ============


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                 $       (.07)      $      (9.25)      $     767.35       $     (23.79)
                                                   ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            85,740             85,740             85,740             85,740
                                                   ============       ============       ============       ============






            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                               For the Nine Months Ended
                                                                                     September 30,
                                                                             1999                   1998
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $66,583,630           $(2,060,259)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                         1,300,323             5,251,058
      Gain on sale of cable television system                             (68,379,767)                 -
      Decrease (increase) in trade receivables                                482,555               (89,420)
      Increase in deposits, prepaid expenses and
        other assets                                                           (3,782)             (139,928)
      Increase (decrease) in accounts payable, accrued
        liabilities, accrued interest and subscriber prepayments           (2,272,006)              878,511
                                                                          -----------           -----------

             Net cash provided by (used in) operating activities           (2,289,047)            3,839,962
                                                                          -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                    (640,404)           (3,766,435)
  Franchise costs                                                            (208,750)                 -
  Proceeds from sale of cable television system, net of escrow             99,881,500                  -
                                                                          -----------           -----------

             Net cash provided by (used in) investing activities           99,032,346            (3,766,435)
                                                                          -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       -                   68,599
  Repayment of borrowings                                                 (36,198,498)              (66,873)
  Distribution to limited partners                                        (60,721,037)                 -
                                                                          -----------           -----------

             Net cash provided by (used in) financing activities          (96,919,535)                1,726
                                                                          -----------           -----------

Increase (decrease) in cash                                                  (176,236)               75,253

Cash, beginning of period                                                     331,708               109,356
                                                                          -----------           -----------

Cash, end of period                                                       $   155,472           $   184,609
                                                                          ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                           $   784,954           $ 1,988,147
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                             (A Limited Partnership)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 1999 and December 31, 1998, its Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998 and its Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Intercable for aggregate consideration of $706.3 million. Comcast acquired an additional 1.0 million shares of Intercable's Class A Common Stock on June 29, 1999 for $50.0 million in a private transaction. Upon completion of these transactions, Comcast owns approximately 13.8 million shares of Intercable's Class A Common Stock and approximately 2.9 million shares of Intercable's Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Intercable. Comcast has contributed its shares in Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock owned by Comcast Cable represent shares having the right to elect approximately 75% of the Board of Directors of Intercable. Intercable is now a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Intercable on April 7, 1999, all of the persons who were executive officers of Intercable as of that date terminated their employment with Intercable. Intercable's Board of Directors has elected new executive officers, each of whom also is an officer of Comcast. As of July 7, 1999, all persons who were employed at Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Intercable. Intercable's corporate offices are now located at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000. Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, which totaled $36,183,396, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, which totaled $60,721,037, were distributed to the Partnership's limited partners of record as of February 25, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and Growth Partners, Inc. (the "Associate General Partner"), an affiliate of Lehman Brothers, Inc., did not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

         The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the

Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,028,138 at September 30, 1999 and it will retain the balance to cover the administrative expenses of the Partnership.

         Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

(3) The Managing General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Managing General Partner has not received and will not receive a management fee after February 25, 1999. Management fees paid to the Managing General Partner by the Partnership for the three month periods ended September 30, 1999 and 1998 were $-0- and $315,309, respectively. Management fees paid to the Managing General Partner by the Partnership for the nine month periods ended September 30, 1999 and 1998 were $195,889 and $928,902, respectively.

         The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and has received a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month periods ended September 30, 1999 and 1998 were $-0- and $50,000, respectively. Supervisory fees accrued to the Associate General Partner by the Partnership for the nine month periods ended September 30, 1999 and 1998 were $39,178 and $150,000, respectively. As of September 30, 1999 all supervisory fees were paid to the Associate General Partner.

         The Partnership will continue to reimburse the Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television system. Subsequent to the sale of the Partnership's cable television system, such costs were charged to other expense. Reimbursements by the Partnership to the Managing General Partner for overhead and administrative costs for the three month periods ended September 30, 1999 and 1998 were $9,693 and $351,203, respectively. Reimbursements by the Partnership to the Managing General Partner for overhead and administrative costs for the nine month periods ended September 30, 1999 and 1998 were $309,739 and $1,071,251, respectively.

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

         The $3,118,500 of the sale proceeds placed in the indemnity escrow account will remain in escrow until November 15, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership's primary exposure, if any, will relate to the representations and warranties made about the Wheaton System in the asset purchase agreement. Any amounts remaining from this indemnity escrow account and not claimed by the buyer at the end of the escrow period plus interest earned on the escrowed funds will be returned to the Partnership. From this amount, the Partnership will pay its remaining liabilities, which totaled $2,028,138 at September 30, 1999 and it will retain the balance to cover the administrative expenses of the Partnership.

         Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         Because the Partnership has sold all of its assets and no further distributions are expected to be made, transfers of limited partnership interests would have no economic or practical value. The Managing General Partner therefore has determined, in accordance with the authority granted to it under Section 3.5 of the Partnership's limited partnership agreement, that it will not process any transfers of limited partnership interests in the Partnership during the remainder of the Partnership's term.


RESULTS OF OPERATIONS
---------------------

         Due to the Wheaton System sale on February 25, 1999, which was the Partnership's only operating asset, a full discussion of results of operations would not be meaningful. For the period ended September 30, 1999, the Partnership had total revenues of $3,917,788 and generated an operating loss of $698,743. Because of the gain of $68,379,767 on the sale of the Wheaton System, the Partnership realized net income of $66,583,630, or $767.35 per limited partnership unit during the nine months ended September 30, 1999.

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


                                         JONES GROWTH PARTNERS L.P.
                                         BY: JONES SPACELINK CABLE CORPORATION
                                             Managing General Partner


                                         By: /S/ Lawrence S. Smith
                                            ----------------------------------
                                             Lawrence S. Smith
                                             Principal Accounting Officer


                                         By: /S/ Joseph J. Euteneuer
                                            ----------------------------------
                                             Joseph J. Euteneuer
                                             Vice President (Authorized Officer)



Dated:  November 12, 1999