Form 10-K
period 1999-12-31
JONES GROWTH PARTNERS L P
filed 2000-03-23
CIK 843010

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1999

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from      ________ to      ________

Commission file number:  0-17916

                           JONES GROWTH PARTNERS L.P.
             (Exact name of registrant as specified in its charter)

         Colorado                                                                      84-1143409
         --------                                                                      ----------
  State of Organization                                                                (IRS Employer
                                                                                       Identification No.)


c/o Comcast Corporation, 1500 Market Street,
Philadelphia, Pennsylvania 19102-2148                                           (215) 665-1700
(Address of principal executive office and Zip Code)             (Registrant's telephone no. including area code)

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

          Yes      X                               No
                -------                                ---------

State the aggregate market value of the voting stock held by non-affiliates of the registrant: [Not applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    -----------


                    DOCUMENTS INCORPORATED BY REFERENCE: None


(50064)

         This Annual Report on Form 10-K is for the year ending December 31, 1999. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the Managing General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.


                                     PART I.

                                ITEM 1. BUSINESS

         THE PARTNERSHIP. Jones Growth Partners L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Spacelink Cable Corporation is the managing general partner (the "Managing General Partner") and Growth Partners Inc. is the associate general partner (the "Associate General Partner") of the Partnership. The Managing General Partner is a wholly owned subsidiary of Comcast JOIN Holdings, Inc. ("Holdings"). The Associate General Partner is an affiliate of Lehman Brothers Inc.

         Until February 25, 1999, the Partnership owned the cable television systems serving the communities of Addison, Glen Ellyn, Warrenville, West Chicago, Wheaton, St. Charles, Geneva, Winfield and certain portions of unincorporated DuPage and Kane Counties, all in the State of Illinois (the "Wheaton System"). Although the sale of the Wheaton System represented the sale of the only operating assets of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

         CHANGE IN OWNERSHIP OF THE MANAGING GENERAL PARTNER. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the parent of the Managing General Partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Holdings, a wholly owned subsidiary of Comcast. Holdings continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Holdings and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Holdings share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         DISPOSITION OF CABLE TELEVISION SYSTEM. On February 25, 1999, the Partnership sold the Wheaton System, its only operating asset, to an unaffiliated party for a sales price of $103,000,000. From the proceeds of the Wheaton System's sale, the Partnership repaid all of its indebtedness, settled working capital adjustments, deposited $3,118,500 into an interest-bearing indemnity escrow account and distributed the remaining sale proceeds in March 1999 to its limited partners of record as of February 25, 1999. This distribution provided the limited partners, as a group, with $60,721,037, or an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner did not receive general partner distributions from the proceeds of the sale of the Wheaton System.

         The $3,118,500 of the sale proceeds placed in the interest-bearing indemnity escrow account remained in escrow from the closing date until December 14, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The escrow period has expired and the Partnership received the escrowed funds plus interest in December 1999 because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities in the first quarter of 2000 and it will hold the balance in reserve to cover the administrative expenses of the Partnership until the Partnership is liquidated and dissolved.

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


                               ITEM 2. PROPERTIES
                               ------------------

         As of December 31, 1999, the Partnership does not own any cable television systems.


                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II.

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                       AND RELATED SECURITY HOLDER MATTERS

         While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that such a market will develop in the future. As of December 31, 1999, the number of equity security holders in the Partnership was 8,117.

ITEM 6. SELECTED FINANCIAL DATA


                                                               For the Year Ended December 31,
                               -----------------------------------------------------------------------------------
Jones Growth Partners L.P          1999             1998              1997              1996             1995
-------------------------      -----------       -----------      -----------       -----------        -----------

Revenues                       $ 3,917,788       $25,034,695      $23,744,294       $23,163,018        $21,248,133
Depreciation and
  Amortization                   1,300,323         7,200,784       11,166,245        11,702,503         11,742,487
Operating Loss                    (698,743)          (42,833)      (4,572,861)       (5,346,233)        (6,103,218)
Net Income (Loss)               66,751,383 (a)    (2,772,363)      (7,095,253)       (7,927,762)        (8,755,438)
Weighted Average
  Number of Limited
  Partnership Units
  Outstanding                       85,740            85,740           85,740            85,740             85,740
General Partners'
  Deficit                           -               (790,746)        (763,022)         (692,069)          (612,791)
Limited Partners'
  Capital (Deficit)              1,495,448        (3,744,152)        (999,513)        6,024,787         13,873,271
Total Assets                     3,384,894        35,963,744       37,571,190        43,319,887         50,472,401
Credit Facility
  and Other Debt                    -             36,198,498       36,219,526        36,243,429         35,431,966

(a) Net income resulted primarily from the sale of the Wheaton System by Jones Growth Partners L.P. in February 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

         On February 25, 1999, the Partnership sold its Wheaton System to an unaffiliated party for a sales price of $103,000,000. Upon the closing of the sale of the Wheaton System, the Partnership repaid all of its indebtedness, settled working capital adjustments, and then deposited $3,118,500 into an interest-bearing indemnity escrow account. The remaining net sale proceeds, which totaled $60,721,037, were distributed to the Partnership's limited partners of record as of February 25, 1999. This distribution was made in March 1999. Such distribution represented an approximate return of $708 for each $1,000 limited partnership interest. Because limited partners did not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the Managing General Partner and the Associate General Partner did not receive general partner distributions from the proceeds of the sale of the Wheaton System and they will not be paid disposition fees for their services as brokers and financial advisors in this transaction.

         The $3,118,500 of the sale proceeds placed in the indemnity escrow account remained in escrow from the closing date until December 14, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership received the escrowed funds plus interest, which totaled $3,229,442, because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $1,889,446 at December 31, 1999, in the first quarter of 2000, and it will retain the balance to cover the continuing administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

RESULTS OF OPERATIONS

         Due to the Wheaton System sale on February 25, 1999, which was the Partnership's only operating asset, a full discussion of results of operations would not be meaningful. For the year ended December 31, 1999, the Partnership had total revenues of $3,917,788 and generated an operating loss of $698,743. Because of the gain of $68,379,767 on the sale of the Wheaton System, the Partnership realized net income of $66,751,383, or $769.31 per limited partnership unit during the year ended December 31, 1999.


ITEM 8.  FINANCIAL STATEMENTS

         The audited financial statements of the Partnership for the year ended December 31, 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Jones Growth Partners L.P.:

         We have audited the accompanying balance sheets of Jones Growth Partners L.P. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 3, 2000.

                           JONES GROWTH PARTNERS L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS


                                     ASSETS


                                                                   December 31,
                                                           ---------------------------
                                                               1999           1998
                                                           ------------   ------------
CASH                                                       $  3,384,894   $    331,708

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $38,122 at December 31, 1998                      --          482,555

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                           --       62,054,545
  Less- accumulated depreciation                                   --      (36,182,278)
                                                           ------------   ------------
                                                                   --       25,872,267

  Franchise costs and other intangible assets, net of
    accumulated amortization of $68,389,364
    at December 31, 1998                                           --        8,866,447
                                                           ------------   ------------

         Total investment in cable television properties           --       34,738,714

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                        --          410,767
                                                           ------------   ------------

         Total assets                                      $  3,384,894   $ 35,963,744
                                                           ============   ============


                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                           JONES GROWTH PARTNERS L.P.
                             (A Limited Partnership)

                                 BALANCE SHEETS


                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



                                                                    December 31,
                                                             ----------------------------
                                                                  1999           1998
                                                             ------------    ------------

LIABILITIES:
  Credit facility and capital lease obligations              $       --      $ 36,198,498
  Accounts payable and accrued liabilities                      1,889,446       3,867,487
  Accrued interest                                                   --           355,568
  Subscriber prepayments                                             --            77,089
                                                             ------------    ------------

         Total liabilities                                      1,889,446      40,498,642
                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partners-
    Contributed capital                                             1,000           1,000
    Accumulated deficit                                            (1,000)       (791,746)
                                                             ------------    ------------

                                                                     --          (790,746)
                                                             ------------    ------------

  Limited Partners-
    Net contributed capital (85,740 units
      outstanding at December 31, 1999 and 1998)               73,790,065      73,790,065
    Distribution                                              (60,721,037)           --
    Accumulated deficit                                       (11,573,580)    (77,534,217)
                                                             ------------    ------------

                                                                1,495,448      (3,744,152)
                                                             ------------    ------------

         Total partners' capital (deficit)                      1,495,448      (4,534,898)
                                                             ------------    ------------

         Total liabilities and partners' capital (deficit)   $  3,384,894    $ 35,963,744
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

                           JONES GROWTH PARTNERS L.P.
                           --------------------------
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                                  For the Year Ended
                                                                     December 31,
                                                     --------------------------------------------
                                                          1999           1998            1997
                                                     ------------    ------------    ------------
REVENUES                                             $  3,917,788    $ 25,034,695    $ 23,744,294

COSTS AND EXPENSES:
  Operating expenses                                    2,789,496      14,864,104      14,414,215
  Management and supervisory fees to the Managing
    and Associate General Partners and allocated
    administrative costs from the Managing General
    Partner                                               526,712       3,012,640       2,736,695
  Depreciation and amortization                         1,300,323       7,200,784      11,166,245
                                                     ------------    ------------    ------------

OPERATING LOSS                                           (698,743)        (42,833)     (4,572,861)
                                                     ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                       (471,241)     (2,633,095)     (2,542,388)
  Interest income on escrowed proceeds                    110,922            --              --
  Gain on sale of cable television system              68,379,767            --              --
  Other, net                                             (569,322)        (96,435)         19,996
                                                     ------------    ------------    ------------

         Total other income (expense), net             67,450,126      (2,729,530)     (2,522,392)
                                                     ------------    ------------    ------------

NET INCOME (LOSS)                                    $ 66,751,383     $(2,772,363)    $(7,095,253)
                                                     ============    ============    ============

ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                           $    790,746    $    (27,724)   $    (70,953)
                                                     ============    ============    ============

  Limited Partners                                   $ 65,960,637     $(2,744,639)   $ (7,024,300)
                                                     ============    ============    ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                   $     769.31    $     (32.01)   $     (81.92)
                                                     ============    ============    ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                            85,740          85,740          85,740
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

                           JONES GROWTH PARTNERS L.P.
                             (A Limited Partnership)

                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)



                                                For the Year Ended
                                                    December 31,
                                   --------------------------------------------
                                       1999            1998            1997
                                   ------------    ------------    ------------

GENERAL PARTNERS:
  Balance, beginning of year       $   (790,746)   $   (763,022)   $   (692,069)
  Net income (loss) for the year        790,746         (27,724)        (70,953)
                                   ------------    ------------    ------------

  Balance, end of year             $       --      $   (790,746)   $   (763,022)
                                   ============    ============    ============

LIMITED PARTNERS:
  Balance, beginning of year       $ (3,744,152)   $   (999,513)   $  6,024,787
  Distribution                      (60,721,037)           --              --
  Net income (loss) for the year     65,960,637      (2,744,639)     (7,024,300)
                                   ------------    ------------    ------------

  Balance, end of year             $  1,495,448    $ (3,744,152)   $   (999,513)
                                   ============    ============    ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)
                            -----------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                For the Year Ended
                                                                                    December 31,
                                                                 ---------------------------------------------------
                                                                    1999                1998                 1997
                                                                 -----------        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $66,751,383        $(2,772,363)         $(7,095,253)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                1,300,323          7,200,784           11,166,245
      Gain on sale of cable television system                    (68,379,767)            -                    -
      Decrease (increase) in trade receivables                       482,555           (270,287)            (104,151)
      Increase in deposits, prepaid expenses
        and other assets                                             (32,863)           (48,190)            (549,680)
      Increase (decrease) in accounts payable,
        accrued liabilities, accrued interest and subscriber
        prepayments                                               (2,410,698)         1,185,945            1,370,459
                                                                 -----------        -----------          -----------

         Net cash provided by (used in) operating activities      (2,289,067)         5,295,889            4,787,620
                                                                 -----------        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                           (640,404)        (5,052,509)          (4,946,315)
  Franchise costs                                                   (208,750)            -                   (53,526)
  Proceeds from sale of cable television system,
      net of escrow                                               99,881,500             -                    -
  Proceeds from escrow                                             3,229,442             -                    -
                                                                 -----------        -----------          -----------


         Net cash provided by (used in) investing activities     102,261,788         (5,052,509)          (4,999,841)
                                                                 -----------        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            -                  67,516               79,242
  Repayments of borrowings                                       (36,198,498)           (88,544)            (103,145)
  Distribution to Limited Partners                               (60,721,037)            -                    -
                                                                 -----------        -----------          -----------


         Net cash used in financing activities                   (96,919,535)           (21,028)             (23,903)
                                                                 -----------        -----------          -----------

Increase (decrease) in cash                                        3,053,186            222,352             (236,124)

Cash, beginning of year                                              331,708            109,356              345,480
                                                                 -----------        -----------          -----------
Cash, end of year                                                $ 3,384,894        $   331,708          $   109,356
                                                                ============       ============          ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $    826,809       $  2,658,811          $ 2,433,996
                                                                ============       ============          ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           JONES GROWTH PARTNERS L.P.
                             (A Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

         Jones Growth Partners L.P. (the "Partnership"), a Colorado limited partnership, was formed on June 14, 1989, pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Spacelink Cable Corporation is the "Managing General Partner" and was a wholly owned subsidiary of Jones Intercable, Inc. ("Jones Intercable"). Growth Partners, Inc. was the "Associate General Partner" and is an affiliate of Lehman Brothers, Inc.

         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the parent of the Managing General Partner until March 2, 2000, as discussed below. As of December 31, 1999, Comcast owned approximately 2.9 million shares of Jones Intercable's Common Stock and approximately 13.8 million shares of Jones Intercable's Class A Common Stock, representing 39.6% of the economic interest and 48.3% of the voting interest in Jones Intercable. Comcast contributed its shares in Jones Intercable to its wholly owned subsidiary, Comcast Cable Communications, Inc. ("Comcast Cable"). The approximately 2.9 million shares of Common Stock of Jones Intercable owned by Comcast Cable represented shares having the right to elect approximately 75% of the Board of Directors of Jones Intercable. As of April 7, 1999, Jones Intercable became a consolidated public company subsidiary of Comcast Cable.

         In connection with Comcast's acquisition of a controlling interest in Jones Intercable on April 7, 1999, all of the persons who were executive officers of Jones Intercable as of that date terminated their employment with Jones Intercable. Also on that date, Jones Intercable's Board of Directors elected new executive officers, each of whom also was an officer of Comcast. Effective April 7, 1999, Jones Intercable and Comcast entered into a management agreement pursuant to which employees of Comcast have undertaken the administration of the Partnership. As of July 7, 1999, all persons who were employed at Jones Intercable's former corporate offices in Englewood, Colorado had terminated their employment with Jones Intercable.

         In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Comcast JOIN Holdings, Inc. and, as such, is an indirect wholly owned subsidiary of Comcast. References in this annual report to "the General Partner" refer to Comcast JOIN Holdings, Inc. The Managing General Partner and Comcast JOIN Holdings, Inc. share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Cable Television System Acquisitions

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

         The $3,118,500 of the sale proceeds placed in the indemnity escrow account remained in escrow from the closing date until December 14, 1999 as security for the Partnership's agreement to indemnify the buyer under the asset purchase agreement. The Partnership received the escrowed funds plus interest, which totaled $3,229,422, because no claims were made on the escrowed funds by the buyer. From the escrowed funds, the Partnership repaid its remaining liabilities, which totaled $1,889,446 at December 31, 1999, in the first quarter 2000, and it will retain the balance to cover the continuing administrative expenses of the Partnership until the Partnership is liquidated and dissolved. Although the sale of the Wheaton System represented the sale of the only remaining operating asset of the Partnership, the Partnership will not be dissolved until the pending litigation in which the Partnership is a named defendant has been resolved and terminated.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

          Cable distribution systems                 5 - 15 years
          Equipment and tools                        5 -  7 years
          Office furniture and equipment             3 -  5 years
          Buildings                                      30 years
          Vehicles                                   3 -  4 years

         Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

         Property, plant and equipment and the corresponding accumulated depreciation were written off as certain assets became fully depreciated and were no longer in service.

         Intangible Assets

         Costs assigned to intangible assets were being amortized using the straight-line method over the following estimated useful lives:

          Franchise costs                                        9 - 14 years
          Costs in excess of interests in net assets purchased  29 - 33 years

         Revenue Recognition

         Subscriber prepayments were initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE MANAGING AND ASSOCIATE GENERAL PARTNERS AND
         AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

         The Managing General Partner manages the Partnership and received a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. The Managing General Partner has not received and will not receive a management fee after February 25, 1999. Management fees paid to the Managing General Partner by the Partnership for the years ended December 31, 1999, 1998 and 1997 were $195,889, $1,251,735, $1,187,215, respectively.

         The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and received a supervisory fee of the lesser of one percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, payable annually. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999. Supervisory fees accrued to the Associate General Partner by the Partnership for the year ended December 31, 1999 were $39,178. As of December 31, 1999 all supervisory fees were paid to the Associate General Partner. Supervisory fees paid to the Associate General Partner by the Partnership for each of the years ended December 31, 1998 and 1997 were $200,000, respectively.

         Any Partnership distributions made from cash flow (defined as cash receipts derived from operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and one percent to the Managing General Partner. No distributions from cash flow have been made. Proceeds from the sale or refinancing of a cable television system would be distributed generally as follows: first, to the partners until they have received an amount equal to their initial capital contributions (as reduced by all prior distributions other than distributions from cash flow); second, to the limited partners until they have received a liquidation preference equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, less any portion of such capital contributions which has been returned to the limited partners from prior sale or refinancing proceeds, as determined for any particular year, provided that such cumulative return will be reduced by all prior distributions of cash flow from operations and prior distributions of proceeds of sales or refinancings of the cable television systems. The balance will be allocated 75 percent to the limited partners, 15 percent to the Managing General Partner and 10 percent to the Associate General Partner. See Note 1.

         The Partnership will continue to reimburse the Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television system. Subsequent to the sale of the Partnership's cable television system, such costs were charged to other expense. Reimbursements by the Partnership to the Managing General Partner for allocated general and administrative costs for the years ended December 31, 1999, 1998 and 1997 were $289,263, $1,560,905 and $1,349,480 respectively.

         Payments to/from Affiliates for Programming Services

         Prior to the sale of its Wheaton System in 1999, the Partnership received programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which were affiliates of the Managing General Partner until April 7, 1999 (see Note 1).

         Payments to Superaudio by the Partnership for the years ended December 31, 1999, 1998 and 1997 totaled $12,973, $42,020 and $35,741, respectively.
Payments to Knowledge TV, Inc. for the years ended December 31, 1999, 1998 and 1997 totaled $11,443, $43,560 and $39,752, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, for the years ended December 31, 1997 totaled $26,459. Payments to Great American Country, Inc., which initiated service in 1997, totaled $10,968, $43,237 and $42,260 in 1999, 1998 and 1997, respectively.

         Prior to the sale of its Wheaton System in 1999, the Partnership received a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network commissions paid to the Partnership for the years ended December 31, 1999, 1998 and 1997 totaled $14,320, $80,994 and $87,502, respectively.

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment as of December 31, 1999 and 1998, consisted of the following:

                                                      December 31,
                                              ---------------------------
                                                 1999            1998
                                              -----------    ------------
         Cable distribution systems           $       --     $ 55,412,343
         Equipment and tools                          --        3,211,242
         Office furniture and equipment               --        2,496,789
         Buildings                                    --           20,058
         Vehicles                                     --          809,113
         Land                                         --          105,000
                                              -----------    ------------

                                                      --       62,054,545

            Less:  accumulated depreciation           --      (36,182,278)
                                              -----------    ------------

                                              $       --     $ 25,872,267
                                              ===========    ============

(5)      DEBT

         Total Partnership debt consisted of the following:

                                                              December 31,
                                                       -------------------------
                                                           1999          1998
                                                       ----------    -----------
         Lending institutions-
             Revolving credit and term loan facility   $      --     $36,000,000
         Capital lease obligations                            --         198,498
                                                       -----------   -----------
                                                       $      --     $36,198,498
                                                       ===========   ===========

         The Partnership's $36,000,000 balance on its revolving credit facility was repaid from the proceeds from the Wheaton System sale on February 25, 1999. Interest on the outstanding principal balance was at the Partnership's option of the Prime Rate plus 1/8 percent or the London Interbank Offered Rate plus 1 percent. The effective interest rate on amounts outstanding as of December 31, 1998 was 6.29 percent.

(6)      INCOME TAXES
         ------------

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

(7)      COMMITMENTS AND CONTINGENCIES
         -----------------------------

         In July 1999, Jones Intercable, each of its subsidiaries that serve as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632).

         Plaintiffs allege that certain of them formed a plan to acquire up to 4.9% of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

         In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000.

         Discovery in the case also has begun, and Jones Intercable and the defendant subsidiaries and managed partnerships have responded to the plaintiffs' first set of interrogatories and the plaintiffs' first demand for the production of documents. The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information for the respective periods is presented below:

                                           Year Ended December 31,
                                    ------------------------------------
                                        1999        1998         1997
                                    ----------   ----------   ----------
Maintenance and repairs             $   48,810   $  241,621   $  330,578
                                    ==========   ==========   ==========

Taxes, other than income and
   payroll taxes                    $   19,293   $   84,230   $   83,788
                                    ==========   ==========   ==========

Advertising                         $   81,198   $  298,490   $  312,432
                                    ==========   ==========   ==========

Depreciation of property,
   plant and equipment              $  820,638   $5,038,331   $4,173,196
                                    ==========   ==========   ==========

Amortization of intangible assets   $  479,685   $2,162,453   $6,993,049
                                    ==========   ==========   ==========

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

         RALPH J. ROBERTS is Chairman of the Managing General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Roberts has served as a director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. Mr. Roberts is the father of Brian L. Roberts. He is 80 years old.

         BRIAN L. ROBERTS is President and a director of the Managing General Partner. Mr. Roberts served as President and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Roberts has served as the President and as a director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a director of Sural Corporation. He also is a director of Comcast Cable Communications, Inc., Comcast LCI Holdings, Inc., At Home Corporation and The Bank of New York Company, Inc. Mr. Roberts is a son of Ralph J. Roberts. He is 40 years old.

         LAWRENCE S. SMITH is Executive Vice President and a director of the Managing General Partner. Mr. Smith served as an Executive Vice President and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves in these same capacities for Holdings. Mr. Smith has served as an Executive Vice President of Comcast Corporation since December 1995. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Smith is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 52 years old.

         STANLEY L. WANG is Executive Vice President and Secretary and a director of the Managing General Partner. Mr. Wang served as Senior Vice President and Secretary and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves as an Executive Vice President and Secretary of Holdings. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Wang also has served as Secretary of Comcast Corporation for more than five years. Mr. Wang is also a director of Comcast Cable Communications, Inc. and Comcast LCI Holdings, Inc. He is 59 years old.

         JOHN R. ALCHIN is Executive Vice President and Treasurer of the Managing General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a director of Jones Intercable, Inc. from April 1999 until its merger with Holdings in March 2000. He now serves as Executive Vice President and Treasurer of Holdings. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as Senior Vice President of Comcast Corporation for more than five years. Mr. Alchin also has served as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the Managing General Partner and of Comcast Corporation. He is 51 years old.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Each of the directors and executive officers of the Managing General Partner were directors and executive officers of Jones Intercable prior to its merger with Holdings on March 2, 2000. Jones Intercable was the parent of the Managing General Partner prior to March 2, 2000. These persons became directors and executive officers of Jones Intercable on April 7, 1999, the date Comcast acquired a controlling interest in Jones Intercable. These persons failed to file on a timely basis reports disclosing their ownership of limited partnership interests of the Partnership as required by Section 16(a) of the Securities Exchange Act of 1934. The reports, when filed, disclosed that these persons own no limited partnership interests of the Partnership.

         Certain information concerning the directors and executive officers of the Associate General Partner is set forth below.

         MICHAEL T. MARRON, 36, is the President, Chief Financial Officer and a director of the Associate General Partner. Mr. Marron is a Vice President of Lehman Brothers and has been a member of the Diversified Asset Group since 1990 where he has actively managed and restructured a diverse portfolio of syndicated limited partnerships. Prior to joining Lehman Brothers, Mr. Marron was associated with Peat Marwick Mitchell & Co. serving in both its audit and tax divisions from 1985 to 1989. Mr. Marron received a B.S. degree from the State University of New York at Albany and an M.B.A. degree from Columbia University and is a Certified Public Accountant.

         ROCCO F. ANDRIOLA, 41, is Vice President and a director of the Associated General Partner. Mr. Andriola is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Mr. Andriola also serves as the Director of Global Corporate Services for Lehman. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LL.M in Corporate Law from New York University's Graduate School of Law.


                         ITEM 11. EXECUTIVE COMPENSATION

         The Partnership has no employees; however, various personnel are required to administer the financial, tax and legal affairs of the Partnership and to maintain the books and records of the Partnership. Such personnel are employed by Comcast and, pursuant to the terms of the limited partnership agreement of the Partnership, the costs of such employment are charged by Comcast to the Partnership. See ITEM 13.


      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         As of December 31, 1999, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership reimburses the Managing General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, accounting, legal and investor relations services to the Partnership. The Partnership will continue to reimburse the Managing General Partner for actual time spent on Partnership business by employees of Comcast until the Partnership is liquidated and dissolved. During the year ended December 31, 1999, such reimbursements totaled $289,263.

         Prior to the sale of the Wheaton System, the Partnership paid a management fee to the Managing General Partner equal to 5% of the Partnership's gross revenues from system operations. During the year ended December 31, 1999, such management fees totaled $195,889. It is expected that the Partnership will never again pay management fees.

         Prior to the sale of the Wheaton System, the Partnership paid a supervisory fee to the Associate General Partner equal to the lesser of 1% of the Partnership's gross revenues from system operations or $200,000, payable annually. During the year ended December 31, 1999, such supervisory fee totaled $39,178. It is expected that the Partnership will never again pay a supervisory fee.

         Prior to the sale of the Wheaton System, the Partnership paid programming service fees to affiliates of the Managing General Partner. The amounts of such programming service fees paid to affiliates during 1999 were not material. It is expected that the Partnership will never again pay programming services fees.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.              See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

     3.              The following exhibits are filed herewith:

     4.1             Limited Partnership Agreement of Jones Growth Partners L.P.
                     (Incorporated by reference from the Partnership's Annual Report on Form 10-K for fiscal year ended December 31, 1989.)

     27              Financial Data Schedule

(b)                  Reports on Form 8-K

                     None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania.

                                 JONES GROWTH PARTNERS L.P.,
                                 a Colorado limited partnership


                                 By:     Jones Spacelink Cable Corporation,
                                         a Colorado corporation,
                                         its managing general partner


                                 By:     /s/ Brian L. Roberts
                                         --------------------------------
                                         Brian L. Roberts
Dated:        March 22, 2000             President; Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                 By:     /s/ Ralph J. Roberts
                                         --------------------------------
                                         Ralph J. Roberts
Dated:        March 22, 2000             Chairman; Director


                                 By:     /s/ Brian L. Roberts
                                         --------------------------------
                                         Brian L. Roberts
                                         President; Director
Dated:        March 22, 2000             (Principal Executive Officer)


                                 By:     /s/ Lawrence S. Smith
                                         --------------------------------
                                         Lawrence S. Smith
Dated:        March 22, 2000             Executive Vice President; Director


                                 By:     /s/ Stanley L. Wang
                                         --------------------------------
                                         Stanley L. Wang
Dated:        March 22, 2000             Executive Vice President; Secretary;
                                         Director


                                 By:     /s/ John R. Alchin
                                         --------------------------------
                                         John R. Alchin
                                         Executive Vice President; Treasurer
Dated:        March 22, 2000             (Principal Financial Officer)


                                 By:     /s/ Lawrence J. Salva
                                         --------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
Dated:        March 22, 2000             (Principal Accounting Officer)