Form 10-Q
period 2000-03-31
JONES GROWTH PARTNERS L P
filed 2000-05-15
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended   March 31, 2000
                              --------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                  March 31,     December 31,
                              ASSETS                                2000           1999
                              ------                            ------------    ------------
Cash                                                            $  3,384,894    $  3,384,894
                                                                ------------    ------------

        Total assets                                            $  3,384,894    $  3,384,894
                                                                ============    ============


                LIABILITIES AND PARTNERS' CAPITAL
                ---------------------------------

LIABILITIES:
  Advances from affiliates                                      $  1,927,647    $  1,889,446
                                                                ------------    ------------

        Total liabilities                                          1,927,647       1,889,446
                                                                ------------    ------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                               1,000           1,000
     Accumulated deficit                                              (1,000)         (1,000)
                                                                ------------    ------------

                                                                        -               -
                                                                -----------     ------------

Limited Partners-
  Net contributed capital (85,740 units outstanding
    at March 31, 2000 and December 31, 1999)                      73,790,065      73,790,065
  Distributions                                                  (60,721,037)    (60,721,037)
  Accumulated deficit                                            (11,611,781)    (11,573,580)
                                                                ------------    ------------

                                                                   1,457,247       1,495,448
                                                                ------------    ------------

        Total partners' capital                                    1,457,247       1,495,448
                                                                ------------    ------------

        Total liabilities and partners' capital                 $  3,384,894    $  3,384,894
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                                 For the Three Months Ended
                                                                          March 31,
                                                                ----------------------------

                                                                    2000            1999
                                                                ------------    ------------
REVENUES                                                        $       -       $  3,917,788

COSTS AND EXPENSES:
  Operating expenses                                                    -          2,789,496
  Management and supervisory fees to the Managing and
    Associate General Partners and allocated
    administrative costs from the Managing General
    Partner                                                             -            526,712
  Depreciation and amortization                                         -          1,300,323
                                                                ------------    ------------

OPERATING LOSS                                                          -           (698,743)
                                                                ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                      -           (378,708)
  Interest income                                                       -            263,567
  Gain on sale of cable television system                               -         68,379,767
  Other, net                                                         (38,201)       (807,285)
                                                                ------------    ------------

        Total other income (expense), net                            (38,201)     67,457,341
                                                                ------------    ------------

NET INCOME (LOSS)                                               $    (38,201)   $ 66,758,598
                                                                ============    ============

ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                                      $       -       $    790,746
                                                                ============    ============

  Limited Partners                                              $    (38,201)   $ 65,967,852
                                                                ============    ============

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                  $      (0.45)   $     769.39
                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                       85,740          85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                 For the Three Months Ended
                                                                          March 31,
                                                                ----------------------------

                                                                    2000            1999
                                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $    (38,201)   $ 66,758,598
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
      Depreciation and amortization                                     -          1,300,322
      Gain on sale of cable television system                           -        (68,379,767)
      Decrease in trade receivables, net                                -            482,555
      Decrease in deposits, prepaid expenses
        and other assets                                                -             66,386
      Increase (decrease) in advances from affiliates                 38,201      (1,920,239)
      Decrease in accounts payable,
        accrued liabilities, accrued interest and
        subscriber prepayments                                          -           (752,374)
                                                                ------------    ------------

      Net cash used in operating activities                             -         (2,444,519)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                               -           (640,404)
  Franchise costs                                                       -           (208,750)
  Proceeds from sale of cable television system,
    net of escrow                                                       -         99,881,500
                                                                ------------    ------------

      Net cash provided by investing activities                         -         99,032,346
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                               -        (36,198,498)
  Distribution to limited partners                                      -        (60,721,037)
                                                                ------------    ------------

      Net cash used in financing activities                             -        (96,919,535)
                                                                ------------    ------------

Decrease in cash                                                        -           (331,708)

Cash, beginning of period                                          3,384,894         331,708
                                                                ------------    ------------

Cash, end of period                                             $  3,384,894    $       -
                                                                ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                 $       -       $    734,276
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at March 31, 2000 and December 31, 1999, and its Statements of Operations and Cash Flows for the three month periods ended March 31, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated. Jones Spacelink Cable Corporation, a Colorado corporation, is the "Managing General Partner" and was a wholly owned subsidiary of Jones Intercable, Inc. ("Jones Intercable"). Growth Partners, Inc., an affiliate of Lehman Brothers, Inc., is the "Associate General Partner" of the Partnership.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. Comcast JOIN Holdings, Inc. continues as the surviving corporation of the merger. As a result of this transaction, Jones Intercable no longer exists and the Managing General Partner is now a wholly owned subsidiary of Comcast JOIN Holdings, Inc., and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast JOIN Holdings, Inc. share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and received a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999. Supervisory fees accrued to the Associate General Partner by the Partnership for the three month period ended March 31, 1999 were $39,178. All supervisory fees were paid to the Associate General Partner.

     The Partnership reimburses its Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television system. Subsequent to the sale of the Partnership's cable telvision system, such costs were charged to other expense. Reimbursements by the Partnership to the Managing General Partner for administrative costs for the three month periods ended March 31, 2000 and 1999 were $23,154 and $291,645, respectively.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership has sold all of its cable television systems. The Partnership will be dissolved after the pending litigation in which the Partnership is a named defendant has been resolved and terminated. In April 2000, the Partnership used its cash on hand to repay advances from affiliates, leaving the Partnership with approximately $1,490,000 to fund its future obligations.

RESULTS OF OPERATIONS
---------------------

     The Partnership has sold all of its cable television systems. Other expense of $38,201 incurred in the first quarter of 2000 related to various costs associated with the administration of the Partnership.

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


                                        JONES GROWTH PARTNERS L.P.
                                        a Colorado limited partnership
                                        BY:  JONES SPACELINK CABLE CORPORATION



                                        By: /S/ Lawrence J. Salva
                                            ------------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)








Dated:  May 15, 2000