Form 10-Q
period 2000-09-30
JONES GROWTH PARTNERS L P
filed 2000-11-14
CIK 843010

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 2000
                                ------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                        September 30,                   December 31,
                              ASSETS                                        2000                            1999
                              ------                                ---------------------           --------------------
Cash                                                                $           1,510,951           $          3,384,894
                                                                    ---------------------           --------------------

          Total assets                                              $           1,510,951           $          3,384,894
                                                                    =====================           ====================


                LIABILITIES AND PARTNERS' CAPITAL
                ---------------------------------

LIABILITIES:
  Accrued liabilities                                               $              60,432           $                  -
  Advances from affiliates                                                         55,390                      1,889,446
                                                                    ---------------------           --------------------

          Total liabilities                                                       115,822                      1,889,446
                                                                    ---------------------           --------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                            1,000                          1,000
     Accumulated deficit                                                           (1,000)                        (1,000)
                                                                    ---------------------           --------------------

                                                                                        -                              -
                                                                    ---------------------           --------------------

Limited Partners-
  Net contributed capital (85,740 units outstanding
    at September 30, 2000 and December 31, 1999)                               73,790,065                     73,790,065
  Distributions                                                               (60,721,037)                   (60,721,037)
  Accumulated deficit                                                         (11,673,899)                   (11,573,580)
                                                                    ---------------------           --------------------

                                                                                1,395,129                      1,495,448
                                                                    ---------------------           --------------------

          Total liabilities and partners' capital                   $           1,510,951           $          3,384,894
                                                                    =====================           ====================

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                  For the Three Months Ended          For the Nine Months Ended
                                                         September 30,                       September 30,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
REVENUES                                        $          -      $          -      $          -      $  3,917,788

COSTS AND EXPENSES:
  Operating expenses                                       -                 -                 -         2,789,496
  Management and supervisory fees to the
    Managing and Associate General
    Partners and allocated administrative
    costs from the Managing General
    Partner                                                -                 -                 -           526,712
  Depreciation and amortization                            -                 -                 -         1,300,323
                                                ------------      ------------      ------------      ------------

OPERATING LOSS                                             -                 -                 -          (698,743)
                                                ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                    (1,237)          (30,340)           (2,303)         (429,386)
  Interest income                                     24,146            35,185            45,050           345,660
  Gain on sale of cable television system                  -                 -                 -        68,379,767
  Other, net                                         (71,454)          (10,260)         (143,066)       (1,013,668)
                                                ------------      ------------      ------------      ------------

          Total other income (expense), net          (48,545)           (5,415)         (100,319)       67,282,373
                                                ------------      ------------      ------------      ------------

NET INCOME (LOSS)                               $    (48,545)     $     (5,415)     $   (100,319)     $ 66,583,630
                                                ============      ============      ============      ============

ALLOCATION OF NET INCOME (LOSS):
  Managing General Partner                      $          -      $          -      $          -      $    790,746
                                                ============      ============      ============      ============

  Limited Partners                              $    (48,545)     $     (5,415)     $   (100,319)     $ 65,792,884
                                                ============      ============      ============      ============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                              $      (0.57)     $      (0.07)     $      (1.17)     $     767.35
                                                ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                   85,740            85,740            85,740            85,740
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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                    ----------------------------------------------------
                                                                            2000                            1999
                                                                    ---------------------           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $            (100,319)          $         66,583,630
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
          Depreciation and amortization                                                 -                      1,300,323
          Gain on sale of cable television system                                       -                    (68,379,767)
          Decrease in trade receivables, net                                            -                        482,555
          Increase in deposits, prepaid expenses
            and other assets                                                            -                         (3,782)
          Decrease in advances from affiliates                                 (1,834,056)                      (925,198)
          Increase (decrease) in accounts payable,
            accrued liabilities, accrued interest and
            subscriber prepayments                                                 60,432                     (1,346,808)
                                                                    ---------------------           --------------------

          Net cash used in operating activities                                (1,873,943)                    (2,289,047)
                                                                    ---------------------           --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                               -                       (640,404)
  Franchise costs                                                                       -                       (208,750)
  Proceeds from sale of cable television system,
    net of escrow                                                                       -                     99,881,500
                                                                    ---------------------           --------------------

          Net cash provided by investing activities                                     -                     99,032,346
                                                                    ---------------------           --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                                               -                    (36,198,498)
  Distribution to limited partners                                                      -                    (60,721,037)
                                                                    ---------------------           --------------------

          Net cash used in financing activities                                         -                    (96,919,535)
                                                                    ---------------------           --------------------

Decrease in cash                                                               (1,873,943)                      (176,236)

Cash, beginning of period                                                       3,384,894                        331,708
                                                                    ---------------------           --------------------

Cash, end of period                                                 $           1,510,951           $            155,472
                                                                    =====================           ====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $              83,182           $            784,954
                                                                    =====================           ====================

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

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners L.P. (the "Partnership") at September 30, 2000 and December 31, 1999, its Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999 and its Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

        Jones Spacelink Cable Corporation, a Colorado corporation, is the "Managing General Partner" and was a wholly owned subsidiary of Jones Intercable, Inc. ("Jones Intercable"). Growth Partners, Inc., an affiliate of Lehman Brothers, Inc., is the "Associate General Partner" of the Partnership.The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the parent of the Managing General Partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. The Managing General Partner is now a wholly owned subsidiary of Comcast Cable, and, as such, is an indirect wholly owned subsidiary of Comcast. The Managing General Partner and Comcast Cable share corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Associate General Partner has been entitled to participate with the Managing General Partner in certain management decisions affecting the Partnership and received a supervisory fee of the lesser of 1 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises, or $200,000, accrued monthly and payable annually. The Associate General Partner has not received and will not receive a supervisory fee after February 25, 1999. Supervisory fees accrued to the Associate General Partner by the Partnership for the nine month period ended September 30, 1999 were $39,178. All supervisory fees were paid to the Associate General Partner.

        The Partnership reimburses its Managing General Partner and certain of its affiliates for certain administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such costs were charged to operating costs during the periods that the Partnership operated its cable television system. Subsequent to the sale of the Partnership's cable telvision system, such costs were charged to other expense. Reimbursements by the Partnership to the Managing General Partner for administrative costs for the three and nine month periods ended September 30, 2000 were $12,533 and $50,202 respectively, compared to $9,693 and $309,739, respectively, for the three and nine month periods ended September 30, 1999.

                          JONES GROWTH PARTNERS L.P.
                          --------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

        The Partnership has sold all of its cable television systems. The Partnership's only current asset is cash on hand. It is anticipated that the Partnership will be fully liquidated and dissolved by December 31, 2000.

        Prior to its dissolution, the Partnership will accrue funds to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership before the end of December 2000.

        The Partnership's current and periodic reporting obligations under the Securities Exchange Act of 1934, as amended, and the Partnership's quarterly and annual reporting obligations under Section 3.7 of the Partnership's limited partnership agreement will cease upon the Partnership's termination. As a result, it is expected that this quarterly report on SEC Form 10-Q for the quarter ended September 30, 2000 will be the Partnership's final detailed financial report to limited partners.

        During the first quarter of 2001, the Managing General Partner will deliver final tax reports on Form 1065, Schedule K-1 to all limited partners of record as of the date of the Partnership's dissolution. If, as expected, the Partnership is dissolved before the end of 2000, the Partnership and its partners will have no tax reporting obligations beyond the taxable year 2000.

RESULTS OF OPERATIONS
---------------------

        The Partnership has sold all of its cable television systems. The Partnership earned interest income of $45,050 on its cash on hand. Other expense of $143,066 incurred in the first nine months of 2000 related to various costs associated with the administration and liquidation of the Partnership.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        The Partnership and the Managing General Partner are among the defendants in a case captioned Everest Cable Investors, LLC, et al., plaintiffs
                               ------------------------------------------------
v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles
---------------------------------------------
County, State of California, Case No. BC 213632). The case was originally filed in July 1999. Subsequently, demurrers were sustained as to a substantial portion of the action, and the court did not allow the plaintiffs to seek to amend and re-file their claims. As a result, the plaintiffs elected to appeal the ruling of the trial court as to the validity of their claims which had been dismissed. While the appeal is pending, the trial court agreed to the parties' joint request to stay the portion of the action that was not dismissed by the trial court when it sustained the demurrers.

        The Partnership has continued in existence since the sale of its cable television system assets. The Managing General Partner has determined, however, that it is in the best interests of the Partnership and its limited partners to liquidate and dissolve the Partnership before the end of the year 2000.

        Although, prior to its dissolution, the Partnership will accrue funds to pay for its remaining administrative expenses, the Partnership will not accrue funds to cover its potential liabilities related to this litigation. Instead, the Managing General Partner will remain liable for the Partnership's liabilities, if any, related to this case.

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


                                        JONES GROWTH PARTNERS L.P.
                                        BY:  JONES SPACELINK CABLE CORPORATION
                                             Managing General Partner


                                        By:  /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)





Dated:  November 14, 2000